Form 10-Q
period 2011-12-31
LICONT, CORP.
filed 2012-03-23
CIK 1531618

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-177359

LICONT, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7389 Primary Standard Industrial Classification Code Number	72-1621890 IRS Employer Identification Number

Gundelsheimer str. 44
Stuttgart, Germany 70437

Tel. +49-71191413498

 (Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 22, 2012
Common Stock, $0.001	2,590,000

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	DECEMBER 31, 2011	SEPTEMBER 30, 2011
ASSETS
Current Assets
Cash	$ 16,588	$ 22,661
Total Current Assets	16,588	22,661
TOTAL ASSETS	$ 16,588	$ 22,661
LIABILITIES
Loans from Shareholders	179	179
TOTAL LIABILITIES	179	179
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 2,590,000 shares issued and outstanding	2,590	2,590
Additional paid-in capital	20,710	20,710
Deficit accumulated during the development stage	(6,891)	(818)
TOTAL STOCKHOLDER’S EQUITY	16,409	22,482
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	16,588	$ 22,661

See accompanying notes to financial statements

4 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO DECEMBER 31, 2011
REVENUE	$ 0	$ 0
TOTAL REVENUE	0	0
EXPENSES
General & Administrative Expenses	$ 6,073	$ 6,891
TOTAL EXPENSES	6,073	6,891
NET LOSS FROM OPERATIONS	(6,073)	(6,891)
PROVISION FOR INCOME TAXES	0	0
NET LOSS	$ (6,073)	$ (6,891)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,590,000

See accompanying notes to financial statements

5 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO DECEMBER 31, 2011
Cash Flows from Operating Activities
Net Income (Loss)	$ (6,073)	$ (6,891)
Net Cash (used in) Operating Activities	(6,073)	(6,891)
Cash Flows from Financing Activities
Loans from Shareholders	-	179
Sale of Common Shares	-	23,300
Net Cash provided by Financing Activities	-	23,479
Increase (Decrease) in Cash and Cash Equivalents	(6,073)	16,588
Cash and Cash Equivalents at Beginning of Period	22,661	0
Cash and Cash Equivalents at End of Period	$ 16,588	$ 16,588
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

6 | Page

LICONT, CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Licont, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 2, 2011.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on May 2, 2011 through December 31, 2011 the Company has accumulated losses of $6,891.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,891 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At December 31, 2011 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the  United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7 | Page

LICONT, CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is September 30.

8 | Page

LICONT, CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 4 - STOCKHOLDER’S EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500. For the period from June 27, 2011 to September 22, 2011 the Company issued 1,090,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $21,800.

For the period from May 2, 2011(Inception) to September 30, 20 11 the Company issued 2,590,000 shares of common stock for total cash proceeds of $23,300.

As of December 31, 2011 the Company had 2,590,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 27, 2011, a Director purchased 1,500,000 shares of common stock at a price of $0.001 per share for cash of $1,500.

The Director loaned $179 to the Company to pay for business expenses relating incorporation fees. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6- INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $6,891 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a mobile applications development company and just recently started our operations. Mobile application development is the process by which application software is developed for small low-power handheld devices such as personal digital assistants, enterprise digital assistants or mobile phones. These applications are designed to help the user to perform specific tasks and can be downloaded by customers from various mobile software distribution platforms.

We plan to develop our first mobile application software that lets customers find food and order delivery from a plethora of restaurants wherever they are. Initially, we will develop this application for iOS devices, and when/if we are successful, we will develop it for Android OS devices. We just started to develop a concept of our first application and there is no guarantee that we ever develop this application. We will develop other mobile applications when/if our first mobile application is successful and we have available funds for further development.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on May 2, 2011 to December 31, 2011.  As of December 31, 2011, we had total assets of $16,588 and total liabilities of $179.  Since our inception to December 31, 2011, we have accumulated a deficit of $6,891.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended December 31, 2011 Compared to the period from Inception (May 2, 2011) to December 31, 2011

Our net loss for the three month period ended December 31, 2011 was $6,073 compared to a net loss of $6,891  during the period from inception (May 2, 2011) to December 31, 2011. During the three month period ended December 31, 2011, we  have not generated   any revenue.

During the  three month period ended December 31, 2011, we incurred  general and administrative expenses of $6,073 compared to $6,891 incurred during the period from inception (May 2, 2011) to December 31, 2011. General and administrative expenses incurred during the three month period ended December 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,590,000 for the three month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011

As at December 31, 2011, our current assets were $16,588 compared to $22,661 in current assets at September 30, 2011. As at December 31, 2011, our current liabilities were $179. Current liabilities were comprised entirely of $499 in advance from director.

Stockholders’ equity decreased from  $22,482 as of September 30, 2011 to $16,409 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three  month period ended December 31, 2011, net cash flows used in operating activities was $6,073 consisting of a net loss of $6,073. Net cash flows used in operating activities was $6,891 for the period from inception (May 2, 2011) to December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended December 31, 2011, Company has not generated cash flows from financing activities. For the period from inception (May 2, 2011) to December 31, 2011, net cash provided by financing activities was $23,479 received from proceeds from issuance of common stock and advance from director.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Licont, Corp.
Dated: March 22, 2012	By: /s/ Andro Gvichiya
Andro Gvichiya, President and Chief Executive Officer and Chief Financial Officer

14 | Page