Form 10-Q
period 2012-03-31
LICONT, CORP.
filed 2012-05-09
CIK 1531618

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 9, 2012
Common Stock, $0.001	2,590,000

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MARCH 31, 2012	SEPTEMBER 30, 2011
ASSETS
Current Assets
Cash	$ 444	$ 22,661
Total Current Assets	444	22,661
TOTAL ASSETS	$ 444	$ 22,661
LIABILITIES
Loans from Shareholders	5,979	179
TOTAL LIABILITIES	5,979	179
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 2,590,000 shares issued and outstanding	2,590	2,590
Additional paid-in capital	20,710	20,710
Deficit accumulated during the development stage	(28,835)	(818)
TOTAL STOCKHOLDERS’ EQUITY	(5,535)	22,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	444	$ 22,661

See accompanying notes to financial statements

4 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2012	SIX MONTHS ENDED MARCH 31, 2012	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO MARCH 31, 2012
REVENUE	$ 0	$ 0	$ 0
TOTAL REVENUE	0	0	0
EXPENSES
General & Administrative Expenses	21,944	28,017	28,835
TOTAL EXPENSES	21,944	28,017	28,835
NET LOSS FROM OPERATIONS	(21,944)	(28,017)	(28,835)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (21,944)	$ (28,017)	$ (28,835)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,590,000	2,590,000

See accompanying notes to financial statements

5 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED MARCH 31, 2012	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO MARCH 31, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (28,017)	$ (28,835)
Net Cash (used in) Operating Activities	(28,017)	(28,835)
Cash Flows from Financing Activities
Loans from Shareholders	5,800	5,979
Sale of Common Shares	-	23,300
Net Cash provided by Financing Activities	5,800	29,279
Increase (Decrease) in Cash and Cash Equivalents	(22,217)	444
Cash and Cash Equivalents at Beginning of Period	22,661	0
Cash and Cash Equivalents at End of Period	$ 444	$ 444
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

6 | Page

LICONT, CORP.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Licont, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 2, 2011.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on May 2, 2011 through March 31, 2012 the Company has accumulated losses of $28,835.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,835 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At March 31, 2012 the Company's bank deposits did not exceed the insured amounts.

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

March 31, 2012

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

March 31, 2012

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

As of March 31, 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 27, 2011, a Director purchased 1,500,000 shares of common stock at a price of $0.001 per share for cash of $1,500.

The Director loaned $5,979 to the Company to pay for business expenses relating incorporation fees. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6- INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $28,835 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on May 2, 2011 to March 31, 2012.  As of March 31, 2012, we had total assets of $444 and total liabilities of $5,979.  Since our inception to March 31, 2012, we have accumulated a deficit of $28,835.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Six Month Period Ended March 31, 2012 Compared to the period from Inception (May 2, 2011) to March 31, 2012

Our net loss for the six month period ended March 31, 2012 was $28,017 compared to a net loss of $28,835  during the period from inception (May 2, 2011) to March 31, 2012. During the six month period ended March 31, 2012, we  have not generated   any revenue.

During the  six month period ended March 31, 2012, we incurred  general and administrative expenses of $28,017 compared to $28,835 incurred during the period from inception (May 2, 2011) to March 31, 2012. General and administrative expenses incurred during the six month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,590,000 for the six month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012

As at March 31, 2012, our current assets were $444 compared to $22,661 in current assets at September 30, 2011. As at March 31, 2012, our current liabilities were $5,979. Current liabilities were comprised entirely of $5,979 in advance from director.

Stockholders’ deficit  was  $5,535 as of March 31, 2012 compared to stockholders’ equity of $22,482 as of September 30, 2011,

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six  month period ended March 31, 2012, net cash flows used in operating activities was $28,017 consisting of a net loss of $28,017. Net cash flows used in operating activities was $28,835 for the period from inception (May 2, 2011) to March 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2012, cash flows from financing activities was 5,800 received from advance from director. For the period from inception (May 2, 2011) to March 31, 2012, net cash provided by financing activities was $29,279 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Licont, Corp.
Dated: May 9, 2012	By: /s/ Andro Gvichiya
Andro Gvichiya, President and Chief Executive Officer and Chief Financial Officer

14 | Page