Form 10-Q
period 2012-06-30
LICONT, CORP.
filed 2012-08-14
CIK 1531618

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2012
Common Stock, $0.001	2,590,000

In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included.

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JUNE 30, 2012	SEPTEMBER 30, 2011
ASSETS
Current Assets
Cash	$ (39)	$ 22,661
Total Current Assets	(39)	22,661
TOTAL ASSETS	$ (39)	$ 22,661
LIABILITIES
Loans from Shareholders	6,179	179
Accounts Payable	1,250
TOTAL LIABILITIES	7,429	179
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,590,000 shares issued and outstanding	2,590	2,590
Additional paid-in capital	20,710	20,710
Deficit accumulated during the development stage	(30,768)	(818)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,468)	22,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	(39)	$ 22,661

See accompanying notes to financial statements

4 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2012	NINE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO JUNE 30, 2012
REVENUE	$ 0	$ 0	$ 0
TOTAL REVENUE	0	0	0
EXPENSES
General & Administrative Expenses	1,933	29,950	30,768
TOTAL EXPENSES	1,933	29,950	30,768
NET LOSS FROM OPERATIONS	(1,933)	(29,950)	(30,768)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (1,933)	$ (29,950)	$ (30,768)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,590,000	2,590,000

See accompanying notes to financial statements

5 | Page

LICONT, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM MAY 2, 2011 (INCEPTION) TO JUNE 30, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (29,950)	$ (30,768)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	1,250	1,250
Net Cash (used in) Operating Activities	(28,700)	(29,518)
Cash Flows from Financing Activities
Loans from Shareholders	6,000	6,179
Sale of Common Shares	-	23,300
Net Cash provided by Financing Activities	6,000	29,479
Increase (Decrease) in Cash and Cash Equivalents	(22,700)	(39)
Cash and Cash Equivalents at Beginning of Period	22,661	0
Cash and Cash Equivalents at End of Period	$ (39)	$ (39)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

6 | Page

LICONT, CORP.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Licont, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 2, 2011.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on May 2, 2011 through June 30, 2012 the Company has accumulated losses of $30,768.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,768 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At June 30, 2012 the Company's bank deposits did not exceed the insured amounts.

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

June 30, 2012

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

June 30, 2012

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

As of June 30, 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 27, 2011, a Director purchased 1,500,000 shares of common stock at a price of $0.001 per share for cash of $1,500.

The Director loaned $6,179 to the Company to pay for business expenses relating incorporation fees. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6- INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of $30,768 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on May 2, 2011 to June 30, 2012.  As of June 30, 2012, we had total assets of $(39) and total liabilities of $7,429.  Since our inception to June 30, 2012, we have accumulated a deficit of $30,768.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Nine Month Period Ended June 30, 2012 Compared to the period from Inception (May 2, 2011) to June 30, 2012

Our net loss for the nine month period ended June 30, 2012 was $29,950 compared to a net loss of $30,768  during the period from inception (May 2, 2011) to June 30, 2012. During the nine month period ended June 30, 2012, we  have not generated   any revenue.

During the  nine month period ended June 30, 2012, we incurred  general and administrative expenses of $29,950 compared to $30,768 incurred during the period from inception (May 2, 2011) to June 30, 2012. General and administrative expenses incurred during the nine month period ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,590,000 for the nine month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012

As at June 30, 2012, our current assets were $(39) compared to $22,661 in current assets at September 30, 2011. As at June 30, 2012, our current liabilities were $7,429. Current liabilities were comprised of $6,179 in advance from director and $1,250 in accounts payable.

Stockholders’ deficit  was  $7,468 as of June 30, 2012 compared to stockholders’ equity of $22,482 as of September 30, 2011,

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine  month period ended June 30, 2012, net cash flows used in operating activities was $28,700 consisting of a net loss of $29,950 and account payable of  $1,250 . Net cash flows used in operating activities was $29,518 for the period from inception (May 2, 2011) to June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2012, cash flows from financing activities was 6,000 received from advance from director. For the period from inception (May 2, 2011) to June 30, 2012, net cash provided by financing activities was $29,479 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

31.1  Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Licont, Corp.
Dated: August 14, 2012	By: /s/ Andro Gvichiya
Andro Gvichiya, President and Chief Executive Officer and Chief Financial Officer

14 | Page