Form 10-K
period 2012-09-30
LICONT, CORP.
filed 2013-01-15
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-170118

LICONT CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1621890
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

316 California Avenue, Suite 890, Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 919-933-2720

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2012: $0.

As of January 10, 2013, there were approximately 2,590,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Licont Corp.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Business Overview

We are a company engaging in the development of a multidisciplinary personal injury-preferred provider network that will offer contracting auto insurance carriers and their injured patient’s access to the Company’s national network of personal injury preferred providers. The Company’s personal injury network will include physicians, chiropractors, physical therapists, imaging facilities, hospitals and ambulatory services.

Furthermore, the Company will offer a network specifically tailored to the auto accident medical market offering comprehensive savings through its national network of contracted preferred auto accident providers.

The Company will offer a managed medical solution tailored to auto insurance carriers and the $500 billion/yr auto accident medical market.

We have generated no revenue to date. We have been developing the Preferred Provider Network and are currently in contract negotiations with chiropractors, physicians, imaging facilities and hospitals

Our Corporate History and Background

We were incorporated under the laws of Nevada on May 2, 2011. From inception until the closing of the change of control (the “Change of Control”), disclosed in the Current Report on Form 8-K filed with the SEC on September 14, 2012, we sought to develop mobile applications for handheld mobile devices. Prior to the Change of Control, we had not generated any revenue and our operations were limited to capital formation, organization and development of our business plan. As a result of the Change of Control, we ceased our prior operations and are now engaging in the administration of a PI-PPO network.

Change of Control

On August 31, 2012, we completed the Change of Control, whereby Trevor Robertson acquired 1,500,000 shares outstanding capital stock of Licont, Corp in exchange for $150,000.

In connection with the Change of Control, Andro Gvichiya resigned as the sole member of our board of directors and chief executive officer of the Company, effective upon the closing of the Change of Control.  Also effective upon closing of the Change of Control, Trevor Robertson was appointed to fill the vacancy on our Board of Directors created by the resignation of Andro Gvichiya.  In addition, Dr. Robertson was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary, all effective upon the closing of the Change of Control.

In the future, we plan to change our name to more accurately reflect our new business operations.

Business Model

We intend to follow a business model that is focused on developing a proprietary medical management system that is similar to savings offered through PPO organizations, except our network is not a health plan but rather an independent preferred provider network that will focuses on personal injury. This system will include a multidisciplinary preferred provider network offering contracted insurance carriers ongoing savings though leasing or contacting with our preferred provider netowok of providers who have agreed to a contracted rate. Additionally, the network will offer participating providers equitable compensation that is resource based, cost-effective and sustainable.

There are three distinct segments of medical care within the medical arena: health insurance, workers compensation, and personal injury.

1.	Health Insurance: includes carriers such as: Blue Cross, Blue Shield, Aetna Medicare and many others. Over the past fifteen years, this sector has increasingly relied on preferred provider networks to manage medical costs.

2.	Workers Compensation: includes work-related injuries. This sector has recently begun to offer preferred provider networks as a managed medical options.

3.	Personal Injury: this represents all accident or injuries involving liability. Typically, personal injury claims are handled on antiquated open source fee-for-service model with no preferred provider or managed model. Licont is looking to be the first to offer Preferred Provider Network savings in addition to claims review management and tracking to finally offer a managed medical solution to personal injury risk management.

Licont through its Personal Injury Preferred Provider Network intends to offer contracting carriers an initial savings of 20% on medical claims. Personal injury settlements, which include compensation for pain and suffering, are often based on a factor of medical bills. Attorney fees are typically 4-5 times medical bills with carriers typically looking to settle claims for 2-3 times medicals. This puts Licont in a unique position to offer significant additional savings to all contracting carriers. A 20% medical payments savings would therefore result in a 40 to 50% total settlement compensation savings for all contracted carriers

Furthermore, personal injury medical fraud is estimated to exceed $1 billion a year per state. By offering a credentialed and well vetted network of preferred providers Licont will be able to offer its participating providers fair equitable and sustainable reimbursement, while also offering the carries additional savings through medical fraud management and prevention.

Products

Our product will be our multi-disciplinary personal injury preferred provider network (PIPN) that will be comprised of hospitals, physicians, imaging facilities, chiropractors, physical therapists and ambulatory services.

The following shows our PIPN website, which offers online electronic provider enrollment

Plan of Operation

Our plan is to build a regional multi-disciplinary provider network that can contract with personal injury insurance carriers on a local level throughout the United States. We intend to initially offer our network savings on a contracted cost basis with additional opportunities geared towards claims management and review. The initial provider network lease agreement requires minimal infrastructure. Accordingly, we will create an online interactive database of preferred personal injury providers. All claims and processing flow through the insurance carriers’ existing channels with savings coming from contracted provider agreements.

Although we currently do not have any contract with personal injury insurance carriers, we believe it is critical to first establish infrastructure for our provider network before attempting to secure any contracts with personal injury carriers.

We intend to appoint provider relations specialists, either as employees or independent contractors to attract and enter into contracts with insurance carriers. Initially, we will rely on existing relationships, with local hospitals, facilities, physicians chiropractors, and physical therapists to build out the network with advertising in specialty specific journals and publication in addition to direct marketing campaigns.

Research and Development

Licont is actively developing and implementing its PIPN.net website. Expenditures for research activities relating to the development and implementation of the PIPN web site to date amounted to $21,315. Pilot surveys and provider feedback tests that showed an 82% approval rating amounted to an additional $8,190.00

Competition

There is currently no competition in the personal injury preferred provider network arena.

Intellectual Property

The Company designed and developed an electronic provider application and credentialing system used on our web site. This allows us to access shared provider data available through other health related database sites including CAQH. This streamlines what was typically a 22 page application into a simple online electronic provider application that takes less than 5 minutes to complete. This application then gives Licont permission to access a universal provider database held through CAQH. Licont in turn has contracted with CAQH to receive all required information on requesting applicants with integration of an otherwise lengthy and costly process of provider application and credentialing. At this time, the Company has not applied for any patents related to the online credentialing system, nor do we intend to.

The Company owns the domain name, PIPN.net.

Governmental Approval and Regulation

We are not aware of the need for any governmental approvals of our products.

Environmental Laws

We do not believe that we will be subject to any environmental laws either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

As of the Closing Date, we have one full time employee and two part time employees.  From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

The Company neither rents nor owns any properties. Our principal executive offices are located in 5616 La Jolla Blvd La Jolla, CA 92037. We use this property free of charge. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares are traded on the over-the-counter bulletin board operated by the Financial Industry Regulatory Authority (“FINRA”) and the OTCQB under the symbol “LNTP”.  There were no public trades of the Company’s common stock recorded prior to September 5, 2012, at which time the Company’s common stock sold for $3.45 per share.

	High	Low
Fiscal Year 2012
First quarter ended December 31, 2011	$-	-
Second quarter ended March 31, 2012	$-	-
Third quarter ended June 30, 2012	$-	-
Fourth quarter ended September 30, 2012	$3.70	3.60

Fiscal Year 2011
First quarter ended December 31, 2010	$-	-
Second quarter ended March 31, 2011	$-	-
Third quarter ended June 30, 2011	$-	-
Fourth quarter ended September 30, 2011	$-	-

Holders

As of January 15, 2013, there were 23 stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share.   As of January 15, 2013, there were 23 stockholders of record holding an aggregate of 2,590,000 shares of common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended September 30, 2012, and September 30, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

We were incorporated under the laws of Nevada on May 2, 2011. From inception until the closing of the Stock Purchase Agreement, we sought to develop mobile applications for handheld mobile devices. Prior to the Change of Control, we had not generated any revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the Change of Control, we ceased our prior operations and are now engaging in the administration of a PI-PPO network.

Change of Control

On August 31, 2012, we completed the Change of Control, whereby Trevor Robertson acquired 1,500,000 shares outstanding capital stock of Licont, Corp in exchange for $150,000.

In connection with the Change of Control, Andro Gvichiya resigned as the sole member of our board of directors and chief executive officer of the Company, effective upon the closing of the Change of Control.  Also effective upon closing of the Change of Control, Trevor Robertson was appointed to fill the vacancy on our Board of Directors created by the resignation of Andro Gvichiya.  In addition, Dr. Robertson was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary, all effective upon the closing of the Change of Control.

Plan of Operation

Our plan is to build a regional multi-disciplinary provider network that can contract with personal injury insurance carriers on a local level throughout the United States. We intend to initially offer our network savings on a contracted cost basis with additional opportunities geared towards claims management and review. The initial provider network lease agreement requires minimal infrastructure. Accordingly, we will create an online interactive database of preferred personal injury providers. All claims and processing flow through the insurance carriers’ existing channels with savings coming from contracted provider agreements.

Although we currently do not have any contract with personal injury insurance carriers, we believe it is critical to first establish infrastructure for our provider network before attempting to secure any contracts with personal injury carriers.

We intend to appoint provider relations specialists, either as employees or independent contractors to attract and enter into contracts with insurance carriers. Initially, we will rely on existing relationships, with local hospitals, facilities, physicians chiropractors, and physical therapists to build out the network with advertising in specialty specific journals and publication in addition to direct marketing campaigns.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $30,025 since inception (May 2, 2011) through September 30, 2012. We incurred professional fees totaling $28,921, consulting fees totaling $0, and general and administrative expenses of $286 for the same period, inception through September 30, 2012. Cash on hand as of September 30, 2012 was $25.

Results of Operation

Revenue: Revenues for the fiscal year ended September 30, 2012 were $0, compared with $0 in fiscal year ended September 30, 2011, reflecting no change as the Company is not generating revenue at this time

Total Operating Expenses: Total operating expenses for the fiscal year ended September 30, 2012 were $29,207, compared with $818in fiscal year ended September 30, 2011, reflecting an increase of $28,389. The increase in fiscal 2012 was primarily attributable to increases in legal and professional fees.

Loss from Operations: Loss from operations for the fiscal year ended September 30, 2012 were $29,207, compared with $818 in fiscal year ended September 30, 2011, reflecting an increase of $28,389. The increase in loss from operations in fiscal 2012 was primarily attributable to legal and professional fees.

Net loss: We incurred a net loss of $29,207or in fiscal 2012 compared to a net loss of $818 in fiscal 2011.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $30,025 from inception and has a net loss since inception of $30,025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Off Balance Sheet Transactions

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

LICONT, CORP.

(An Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
September 30, 2011 and 2012	F-2

Statements of Operations:
For the years ended September 30, 2011 and 2012 and for the period from Inception May 2, 2011to September 30, 2012	F-3

Statement of Retained Earnings/(Deficit)
September 30, 2012	F-4

Statements of Cash Flows:
For the years ended September 30, 2011 and 2012 andf for the period from Inception May 2, 2011to September 30, 2012	F-5

Notes to Financial Statements:
September 30, 2012	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Licont, Corp.

We have audited the accompanying balance sheets of Licont, Corp. (A Development Stage Company) as of September 30, 2012, and the related restated statements of operations, stockholders’ equity and cash flows for the period then ended, and the period May 2, 2011 (inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licont, Corp. (A Development Stage Company) as of September 30, 2012 and 2011, and the results of its operations and cash flows for the periods then ended and May 2, 2011 (inception), to September 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

December 31, 2012

LICONT, CORP.

(An Development Stage Enterprise)

Audited

	September 30,	September 30,
	2011	2012

ASSETS
Current assets:
Cash	$22,661	$25

Total current assets	22,661	25

Total assets	$22,661	$25

LIABILITIES
Current liabilities:
Accounts payable	$-	$6,750
Related party loans	179	-

Total current liabilities	179	6,750

Total liabilities	179	6,750

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized, 2,590,000 and 2,590,000 shares issued and outstanding	2,590	2,590
Capital in excess of par value	20,710	20,710
Deficit accumulated during the development stage	(818)	(30,025)
Total stockholders' equity	22,482	(6,725)
Total liabilities and stockholders' deficit	$22,661	$25

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(An Development Stage Enterprise)

Audited

			Cumulative,
			Inception,
			May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2011	2012	2012

Revenue	$-	$-	$-

Operating expenses
General and administrative	818	29,207	30,025

Total operating expenses	818	29,207	30,025
(Loss) from operations	(818)	(29,207)	(30,025)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(818)	$(29,207)	$(30,025)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	1,511,349	2,590,000

The accompanying notes are an integral part of these statements.

LICONT, CORP

(An Development Stage Enterprise)

Audited

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance, May 2, 2011	-	$-	$-	$-	$-

Founder shares issued	1,500,000	1,500		-	1,500

Common stock issued	1,090,000	1,090	20,710	-	21,800

Net (loss) for the period	-	-	-	(818)	(818)

Balance, September 30, 2011	2,590,000	2,590	20,710	(818)	22,482

Net (loss) for the period				(29,207)	(29,207)

Balance, September 30, 2012	2,590,000	$2,590	$20,710	$(30,025)	$(6,725)

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(An Development Stage Enterprise)

Audited

			Cumulative,
			Inception,
			May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2011	2012	2012

Cash flows from operating activities:
Net income (loss)	$(818)	$(29,207)	$(30,025)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt		(7,779)
Change in current assets and liabilities:
Accounts payable and accrued expenses	-	6,750	6,750
Net cash flows from operating activities	(818)	(30,236)	(23,275)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	23,300	-	23,300
Related party transaction	179	7,600	-
Net cash flows from financing activities	23,479	7,600	23,300
Net cash flows	22,661	(22,636)	25

Cash and equivalents, beginning of period	-	22,661	-
Cash and equivalents, end of period	$22,661	$25	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Note 1 - Summary of Significant Accounting Policies:

     General Organization and Business

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

     Basis of presentation

Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. Changes in classification of 2011 amounts have been made to conform to current presentations.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

     Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

     Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported goods.

     Accounts receivable

Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

     Fair value of financial instruments and derivative financial instruments

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

     Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

 .

     Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Note 2 - Uncertainty, going concern:

At September 30, 2012, the Company was engaged in an operating business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Note 3 - Related Party Loans:

As of September 30, 2012, The Company received loans from an officer in the amount of $7,779. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment. These loans of $7,779 were forgiven due to the change of ownership. The balance of these loans at September 30, 2012 was $0.

Note 4 - Common Stock:

On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500.

As of September 30, 2011 and 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

Note 5 - Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2011, and 2012, were as follows:

	Year Ended September 30,
	2011	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$278	$10,208
Change in valuation allowance	(278)	(10,208)

Total deferred tax provision	$-	$-

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

The Company had deferred income tax assets as of September 30, 2011, and 2012, as follows:

	September 30,
	2011	2012

Loss carryforwards	$278	$10,208
Less - Valuation allowance	(278)	(10,208)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended September 30, 2011, and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, and 2012, the Company had approximately $818 and $30,025, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037. Due to a change in control (see note 6) the Company may lose its associated tax attributes.

Note 6 – Change in Control:

On August 31, 2012, the Company, Andro Gvichiya and Dr. Trevor Robertson entered into and closed a stock purchase agreement, whereby the Purchaser purchased from the Seller, 1,500,000 shares of common stock, par value $0.001 per share, of the Company, representing approximately 57.91% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Prior to the closing of the Stock Purchase Agreement, Seller was our President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder

Andro Gvichiya submitted to the Company a resignation letter pursuant to which he resigned from his position as director of the Company. In addition, Mr. Gvichiya resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company. The resignation of Mr. Gvichiya was not a result of any disagreements relating to the Company’s operations, policies or practices.

Note 7 - Recent Accounting Pronouncements:

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of January 10, 2013, is set forth below.

On August 31, 2012, Andro Gvichiya submitted to the Company a resignation letter pursuant to which he resigned from his position as director of the Company. In addition, Mr. Gvichiya resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company. The resignation of Mr. Gvichiya was not a result of any disagreements relating to the Company’s operations, policies or practices.

On August 31, 2012, by a consent to action without meeting by unanimous consent of the stockholders of the Company (the “Stockholders”), the Stockholders accepted the resignation of Mr. Gvichiya and appointed Dr. Trevor Robertson to serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company. Mr. Robertson will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company’s bylaws.

Name	Age	Position and Offices Held
Trevor Robertson	53	Chairman, President, Chief Executive Officer, and Chief Financial Officer
Andro Gvichiya	27	Former Chairman, President, Chief Executive Officer, and Chief Financial Officer

Dr. Trevor Robertson has served as the Company’s Chairman, President, Chief Executive Officer, and Chief Financial Officer since August 31, 2012. Mr. Robertson is also the President and Chief Financial Officer of PIPN Corporation, an independent personal injury provider network that helps to manage personal injury medical risk to reduce fraudulent claims, since July 2012. From 2005 to 2011, Dr. Robertson has served as Senior Director and Clinician Director of Birdrock Chiropractic Group, La Jolla Shores Chiropractic Group and University City Chiropractic Group. From 1996 to 2004, Dr. Robertson was founder and President of the National Chiropractic Network. Since 1991, Dr. Robertson has maintained a private medical practice in La Jolla, California.

Mr. Andro Gvichiya served as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on May 2, 2011 to August 31, 2012.   Mr. Gvichiya graduated with a Bachelor degree in Computer Science from Irkutsk State Technical University in 2007. Since graduation Mr. Gvichiya has been owner/operator and Chief Executive Officer of “Next”, a computer club. The club has 50 computers with high-speed internet connection. His Company responsibilities were to carry out the everyday operations, strategic plans and policies, general and administrative duties; financial, tax and risk management.

We currently do not have an employment agreement with any of our officers or directors.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Trevor Robertson President Chief Executive Officer, and Chief Financial	2012	$0	$0	$0	$0	$0	$0	$0
Officer (1)	2011	0	0	0	0	0	0	0

Andro Gvichiya Former President, Chief Executive Officer, and Chief	2012	$0	$0	$0	$0	$0	$0	$0
Financial Officer (2)	2011	0	0	0	0	0	0	0

(1)	Trevor Robertson was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 31, 2012.

(2)	Andro Gvichiya resigned as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 31, 2012.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently do not have an employment agreement with Mr. Robertson.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of September 30, 2012.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of January 14, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Beneficial owners of more than 5% of our common stock
Directors and named executive officers

Trevor Robertson	1,500,000	57.92%
All directors and executive officers as a group (1 person)	1,500,000	57.92%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since inception to September 30, 2012, the Company received loans from its former officer, Andro Gvichiya in the amount of $7,779. The loans were provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment. These loans of $7,779 were forgiven due to the change of ownership. The balance of these loans at September 30, 2012 was $0.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Peter Coker is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended September 30, 2012 and 2011, we were billed approximately $7,750 and $2,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $500- and $-0-for S-1 filings for the fiscal years ended September 30, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended September 30, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 18, 2011 (“Form S-1”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form S-1]
10.1		Stock Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2012]
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LICONT CORP.

Dated: January 15, 2013	By:	/s/ Trevor Robertson
Trevor Robertson President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Trevor Robertson	President, Chief Executive Officer,	January 15, 2013
Trevor Robertson	Chief Financial Officer, and Director

