Form 10-K/A
period 2012-09-30
LICONT, CORP.
filed 2013-02-22
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-170118

LICONT, CORP.

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

 EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No.1”), which amends and restates our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Original 10-K”), originally filed on January 15, 2013 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 restates the following items:

- Part II, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

- Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations;

- Part II, Item 8 - Financial Statements and Supplementary Data;

- Part II, Item 9A- Controls and Procedures;

- Part II, Item 13 – Certain Relationships and Related Transactions, and Director Independence; and

- Part IV, Item 15- Exhibit, Financial Statement Schedules.

While the Original 10-K is being amended and restated as a whole, except for the Items noted above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K, including any amendment to those filings.

This Amendment No. 1 is being filed in order to restate:

Our financial statements as of September 30, 2012 by correcting an error in accounting for the Company’s convertible debentures and related party transactions.

The restatement relates to our accounting treatment for the Company’s convertible debentures and related party transactions. The Company believed that the convertible debentures and related party transactions were included in the statements.

However, in connection with the preparation of its quarterly report on Form 10-Q for the quarter ended December 31, 2012, the Company was notified by Thomas J. Harris CPA (“Harris”), the Company’s independent registered public accountant, that the financial statements as of September 30, 2012 had material errors.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented under Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA at Note 2, “Restatement”.

This Amendment No. 1 includes a re-issued dual dated audit report of Frazer Frost, LLP, and new officer certifications are being filed as exhibits to this Amendment No. 1.

TABLE OF CONTENTS

		PAGE

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	5
Item 8.	Financial Statements and Supplementary Data.	8
Item 9A.	Controls and Procedures.	9

PART III
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	10

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	11

SIGNATURES		13

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Licont, Corp.  “SEC” refers to the Securities and Exchange Commission.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 20, 2012, the Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company received $50,000 with a stated rate of 8% and a maturity date of April 20, 2012. The conversion feature is $3.75 per share.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $31,671 since inception (May 2, 2011) through September 30, 2012. We incurred general and administrative expenses of $31,567 for the same period, inception through September 30, 2012. Cash on hand as of September 30, 2012 was $38,973.

Results of Operation

Revenue: Revenues for the fiscal year ended September 30, 2012 were $0, compared with $0 in fiscal year ended September 30, 2011, reflecting no change as the Company is not generating revenue at this time

Total Operating Expenses: Total operating expenses for the fiscal year ended September 30, 2012 were $30,749, compared with $818 in fiscal year ended September 30, 2011, reflecting an increase of $29,931. The increase in fiscal 2012 was primarily attributable to increases in legal and professional fees.

Loss from Operations: Loss from operations for the fiscal year ended September 30, 2012 were $30,749, compared with $818 in fiscal year ended September 30, 2011, reflecting an increase of $29,931. The increase in loss from operations in fiscal 2012 was primarily attributable to legal and professional fees.

Net loss: We incurred a net loss of $30,853 in fiscal 2012 compared to a net loss of $818 in fiscal 2011.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $31,567 from inception and has a net loss since inception of $31,567. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Restated

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

LICONT, CORP.

(An Development Stage Enterprise)

Audited

		Restated
	September 30,	September 30,
	2011	2012

ASSETS
Current assets:
Cash	$22,661	$38,973

Total current assets	22,661	38,973

Other asset:
Related party receivable	-	9,573

Total other asset	-	9,573

Total assets	$22,661	$48,546

LIABILITIES
Current liabilities:
Accounts payable	$-	$6,750
Related party loans	179	-
Convertible notes payable		50,167

Total current liabilities	179	56,917

Total liabilities	179	56,917

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value, 75,000,000 authorized, 2,590,000 and 2,590,000 shares issued and outstanding	2,590	2,590
Capital in excess of par value	20,710	20,710
Deficit accumulated during the development stage	(818)	(31,671)
Total stockholders' equity	22,482	(8,371)
Total liabilities and stockholders' deficit	$22,661	$48,546

LICONT, CORP.

(An Development Stage Enterprise)

Audited

			(restated)
			Cumulative,
			Inception,
		(restated)	May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2011	2012	2012

Revenue	$-	$-	$-

Operating expenses
General and administrative	818	30,749	31,567

Total operating expenses	818	30,749	31,567
(Loss) from operations	(818)	(30,749)	(31,567)

Other income/(expenses)		(104)	(104)
	(818)	(30,853)	(31,671)
Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(818)	$(30,853)	$(31,671)
	.
Basic earnings/(loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	1,511,349	2,590,000

LICONT, CORP.

(An Development Stage Enterprise)

Audited

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance, May 2, 2011	-	$-	$-	$-	$-

Founder shares issued	1,500,000	1,500		-	1,500

Common stock issued	1,090,000	1,090	20,710	-	21,800

Net (loss) for the period	-	-	-	(818)	(818)

Balance, September 30, 2011	2,590,000	2,590	20,710	(818)	22,482

Net (loss) for the period, restated				(30,853)	(30,853)

Balance, September 30, 2012, restated	2,590,000	$2,590	$20,710	$(31,671)	$(8,371)

LICONT, CORP.

(An Development Stage Enterprise)

Audited

			(restated)
			Cumulative,
			Inception,
		(restated)	May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2011	2012	2012

Cash flows from operating activities:
Net income (loss)	$(818)	$(30,853)	$(31,671)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt		(7,779)
Change in current assets and liabilities:
Other accounts receivable		(63)	(63)
Accounts payable and accrued expenses	-	6,917	6,917
Net cash flows from operating activities	(818)	(31,778)	(24,817)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	23,300	-	23,300
Convertible notes payable		50,000	50,000
Related party transaction	179	(1,910)	(9,510)
Net cash flows from financing activities	23,479	48,090	63,790
Net cash flows	22,661	16,312	38,973

Cash and equivalents, beginning of period	-	22,661	-
Cash and equivalents, end of period	$22,661	$38,973	$38,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Foregiveness of debt		$7,779

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

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

RESTATED NOTES TO FINANCIAL STATEMENTS

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

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Note 3 - Restatement

The financial statements have been revised to correct an error in accounting for the Company’s convertible debentures and related party transactions. The financials have been restated to comply with generally accepted accounting principles.

The following table represents the effects of the restated statements as of September 30, 2012:

	Originally
	reported	Restated
Cash	$25	$38,973

Related party receivable	$-	$9,573

Convertible notes payable	$-	$50,167

Retained deficit	$(30,025)	$(31,671)

General and administrative expenses	$29,207	$30,853

Note 4 - Related Party Loans:

As of September 30, 2012, The Company received loans from an officer in the amount of $179. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment. The total loans of $7,779 were forgiven due to the change of ownership. The balance of these loans at September 30, 2012 was $0.

As of September 30, 2012, The Company loaned its officer an amount of $9,509. The note carries an interest rate of 8% and has no current terms of repayment. The Company has recorded interest receivable of $63.

Note 5 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. The conversion feature is $3.75 per share, which is the current market price of the stock.

Note 6 - Common Stock:

On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500.

As of September 30, 2011 and 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Note 7 - Income Taxes:

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

Note 8 –Change in Control:

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

LICONT, CORP.

 (A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Note 9 - Recent Accounting Pronouncements:

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our original Annual Report on Form 10-K for the year ended September 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Exchange Act was: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the evaluation made in connection with the original filing and in connection with the restatement of our financial statements included in this Amendment No. 1 to Annual Report on Form 10-K/A, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2012.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In connection with the filing of our original Annual Report on Form 10-K for the period ended September 30, 2012 on February 15, 2012 , our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012, and based on that evaluation they concluded that our internal control over financial reporting was not effective. In connection with the restatement of our financial statements included in this Amendment No. 1 to Annual Report on Form 10-K/A, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) and 15d-15(c) under the Exchange Act.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weaknesses identified below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2012, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.
•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	Management failed to identify, value and disclose the impact of convertible debentures, related party transactions and the resulting liability, which resulted in this restatement included in Amendment No. 1 to Annual Report on Form 10-K/A for the year ended September 30, 2012.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9

PART III

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since inception to September 30, 2012, the Company received loans from its former officer, Andro Gvichiya in the amount of $7,779. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of prepayment. These loans of $7,779 were forgiven due to the change of ownership. The balance of these loans at September 30, 2012 was $0.

As of September 30, 2012, the Company loaned its officer an amount of $9,509. The note carries an interest rate of 8% and has no current terms of repayment. The Company has recorded interest receivable of $63.

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

Trevor Robertson is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

10

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

11

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

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LICONT CORP.

Dated: February 22, 2013	By:	/s/ Trevor Robertson
Trevor Robertson President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Trevor Robertson	President, Chief Executive Officer,	February 22, 2013
Trevor Robertson	Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)

13