Form 10-Q
period 2012-12-31
LICONT, CORP.
filed 2013-02-22
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-170118

LICONT, CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1621890
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

316 California Avenue, Suite 89-

Reno, Nevada 89509

 (Address of principal executive offices) (Zip Code)

 _______________

919-933-2720

 (Registrant’s telephone number, including area code)

n/a

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 19, 2013: 2,590,000 shares of common stock.

LICONT CORP.

FORM 10-Q

December 31, 2012

LICONT, CORP.
(A Development Stage Enterprise)

Unaudited
Balance Sheet:
September 30, 2012 (restated) and December 31, 2012	F-1

Statements of Operations:
For the three months ended December 31, 2011 and 2012 and for the period
from Inception May 2, 2011to December 31, 2012	F-2

Statements of Cash Flows:
For the three months ended December 31, 2011 and 2012 and for the period
from Inception May 2, 2011to December 31, 2012	F-3

Notes to Financial Statements:
December 31, 2012	F-4

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LICONT, CORP.
(A Development Stage Enterprise)

	Audited	Unaudited
	September 30,	December 31,
	2012	2012
	(restated)
ASSETS
Current assets:
Cash	$38,973	$15,362

Total current assets	38,973	15,362

Other assets
Related party receivable	9,573	42,233

Total other assets	9,573	42,233

Total assets	$48,546	$57,595

LIABILITIES
Current liabilities:
Accounts payable	$6,750	$3,700
Notes payable	50,167	101,333

Total current liabilities	56,917	105,033

Total liabilities	56,917	105,033

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,590,000 and 2,590,000 shares issued and outstanding	2,590	2,590
Capital in excess of par value	20,710	20,710
Deficit accumulated during the development stage	(31,671)	(70,738)
Total stockholders' equity	(8,371)	(47,438)
Total liabilities and stockholders' deficit	$48,546	$57,595

LICONT, CORP.
(A Development Stage Enterprise)

			(restated)
			Cumulative,
			Inception,
	Three months	Three months	May 2,
	ended	ended	2011 through
	December 31,	December 31,	December 31,
	2011	2012	2012

Revenue	$-	$-	$-

Operating expenses
General and administrative	6,073	37,471	69,897

Total operating expenses	6,073	37,471	69,897
(Loss) from operations	(6,073)	(37,471)	(69,897)

Other income/(expense)		(1,596)	(841)
	(6,073)	(39,067)	(70,738)
Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(6,073)	$(39,067)	$(70,738)

Basic earnings/(loss) per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	2,590,000	2,590,000

LICONT, CORP.
(A Development Stage Enterprise)

			(restated)
			Cumulative,
			Inception,
	Three months	Three months	May 2,
	Ended	Ended	2011 through
	December 31,	December 31,	December 31,
	2011	2012	2012

Cash flows from operating activities:
Net income (loss)	$(6,073)	$(39,067)	$(70,738)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt
Change in current assets and liabilities:
Other receivables		(430)	(493)
Accounts payable and accrued expenses	-	(1,883)	5,033
Net cash flows from operating activities	(6,073)	(41,380)	(66,198)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock		-	23,300
Procees from note payable		50,000	100,000
Related party transaction		(32,232)	(41,741)
Net cash flows from financing activities	-	17,768	81,559
Net cash flows	(6,073)	(23,612)	15,361

Cash and equivalents, beginning of period	22,661	38,973	-
Cash and equivalents, end of period	$16,588	$15,361	$15,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Interim Financial Information

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2012 and the results of its operations for the three month period ended December 31, 2012 and 2011 and its cash flows for three month period ended December 31, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended September 30, 2012.  The results of operations for the three month period ended December 31, 2012 and 2011 are not necessarily indicative of operating results for the full year.

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

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Note 2 - Uncertainty, going concern:

At December 31, 2012, the Company was engaged in an operating business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, The Company loaned an additional $32,232 to its officer. The note carries an interest rate of 8% and has no current terms of repayment. The Company has interest receivable of $493 as of December 31, 2012.

Note 5 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. The conversion feature is $3.75 per share, which is the current market price of the stock.

On December 13, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on June 13, 2013. The conversion feature is $3.75 per share, which is the current market price of the stock.

Note 6 - Common Stock:

On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500.

As of September 30, 2011 and 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Note 8 – Change in Control:

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

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

9

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

Results of Operation

Revenue: Revenues for the quarter ended December 31, 2012 were $[ ], compared with $[ ] in quarter ended December 31, 2011, reflecting [ ] change as the Company is not generating revenue at this time

Total Operating Expenses: Total operating expenses for the quarter ended December 31, 2012 were $[ ], compared with $[ ] in quarter ended December 31, 2011, reflecting an increase of $[ ]. The increase in quarter ended December 31, 2012 was primarily attributable to increases in legal and professional fees.

Loss from Operations: Loss from operations for the quarter ended December 31, 2012 were $[ ], compared with $[ ] in quarter ended December 31, 2011, reflecting an increase of $[ ]. The increase in loss from operations in quarter ended December 31, 2012 was primarily attributable to legal and professional fees.

Net loss: We incurred a net loss of $[ ] in quarter ended December 31, 2012 compared to a net loss of $[ ] in the comparable period in 2011.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $[ ] from inception and has a net loss since inception of $[ ]. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

10

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide such information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2012, the Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company received $50,000 with a stated rate of 8% and due on June 13, 2013. The conversion feature is $3.75 per share, which is the current market price of the stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

11

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LICONT CORP.

Date: February 22, 2013	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

13