Form 10-Q
period 2013-03-31
LICONT, CORP.
filed 2013-05-16
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-170118

LICONT, CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1621890
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

316 California Avenue, Suite 89

Reno, Nevada 89509

 (Address of principal executive offices) (Zip Code)

 _______________

919-933-2720

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 16, 2013, there are 2,640,000 shares of common stock, par value $0.001per share, outstanding.

LICONT CORP.

FORM 10-Q

March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LICONT, CORP.
(A Development Stage Enterprise)

Unaudited

Balance Sheet:
September 30, 2012 (restated) and March 31, 2013	F-1

Statements of Operations:
For the three and six months ended March 31, 2012 and 2013 and for the period from Inception May 2, 2011to March 31, 2013	F-2

Statements of Cash Flows:
For the six months ended March 31, 2012 and 2013 and for the period from Inception May 2, 2011 to March 31, 2013	F-3

Notes to Financial Statements:
March 31, 2013	F-4

LICONT, CORP.
(A Development Stage Enterprise)

	Audited	Unaudited
	September 30,	March 31,
	2012	2013
	(restated)
ASSETS
Current assets:
Cash	$38,973	$174,279

Total current assets	38,973	174,279

Other assets
Related party receivable	9,573	2,439

Total other assets	9,573	2,439

Total assets	$48,546	$176,718

LIABILITIES
Current liabilities:
Accounts payable	$6,750	$7,500
Notes payable	50,167	103,667
Accrued rent		1,500

Total current liabilities	56,917	112,667

Total liabilities	56,917	112,667

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,590,000 and 2,640,000 shares issued and outstanding	2,590	2,640
Capital in excess of par value	20,710	208,160
Deficit accumulated during the development stage	(31,671)	(146,749)
Total stockholders' equity	(8,371)	64,051
Total liabilities and stockholders' deficit	$48,546	$176,718

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)

Unaudited

					(restated)
					Cumulative,
					Inception,
	Three months	Three months	Six Months	Six Months	May 2,
	ended	ended	ended	ended	2011 through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2013	2012	2013	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	21,944	73,835	28,017	112,164	143,733

Total operating expenses	21,944	73,835	28,017	112,164	143,733
(Loss) from operations	(21,944)	(73,835)	(28,017)	(112,164)	(143,733)

Other income/(expense)		(2,175)		(2,913)	(3,016)
	(21,944)	(76,010)	(28,017)	(115,077)	(146,749)
Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(21,944)	$(76,010)	$(28,017)	$(115,077)	$(146,749)

Basic earnings/(loss) per common share	$(0.01)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	2,590,000	2,606,667	2,590,000	2,606,667

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)

Unaudited

			(restated)
			Cumulative,
			Inception,
	Six months	Six months	May 2,
	Ended	Ended	2011 through
	March 31,	March 31,	March 31,
	2012	2013	2013

Cash flows from operating activities:
Net income (loss)	$(28,017)	$(115,077)	$(146,749)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt
Change in current assets and liabilities:
Other receivables		7,133	(2,439)
Accounts payable and accrued expenses	-	2,250	9,000
Net cash flows from operating activities	(28,017)	(105,694)	(140,188)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock		187,500	210,800
Procees from note payable		53,500	103,667
Related party transaction	5,800
Net cash flows from financing activities	5,800	241,000	314,467
Net cash flows	(22,217)	135,306	174,279

Cash and equivalents, beginning of period	22,661	38,973	-
Cash and equivalents, end of period	$444	$174,279	$174,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

Note 1 - Summary of Significant Accounting Policies:

General Organization and Business

Licont, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 2, 2011. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business.

Licont Corp. is currently developing a multidisciplinary preferred provider network in an attempt to offer contracting auto insurance carriers significant savings in the medical treatment and management of accident patients. Licont Corp. is a personal injury preferred provider network and is looking to be the first managed medical solution provider specifically tailored to personal injury medical risk management.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending March 31, 2012 and March 31, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012 and March 31, 2013.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and March 31, 2013. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

   The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net income per share of common stock

  Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

Recently Issued Accounting Pronouncements:

As of and for the years ended September 30, 2012 and March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2013, the Company had an accumulated deficit of $146,749. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Restatement

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

As of March 31, 2013, The Company had received payment on the related party receivable of $39,302 and reduced the balance to $2,439. The note carries an interest rate of 8% and has no current terms of repayment. The Company has interest receivable of $651 as of March 31, 2013.

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

On February 26, 2013, The Company issued 50,000 share of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

As of March 31, 2013, The Company had 2,640,000 share of common stock issued and outstanding.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

We intend to appoint provider relations specialists, either as employees or independent contractors to attract and enter into contracts with insurance carriers. Initially, we will rely on existing relationships, with local hospitals, facilities, physicians, chiropractors, and physical therapists to build out the network with advertising in specialty specific journals and publication in addition to direct marketing campaigns.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering. Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $146,749 since inception (May 2, 2011) through March 31, 2013. We incurred general and administrative expenses of $143,733 for the same period, inception through March 31, 2013. Cash on hand as of March 31, 2013 was $174,279.

Results of Operation

For the three and six months ended March 31, 2013 and 2012

Revenue: The Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the three months and six months ended March 31, 2013 were $73,835 and $112,164, respectively, compared with $21,944 and $28,017 in the comparable three and six month ended March 31, 2012. The increase in total operating expenses was primarily attributable to increases in legal and professional fees.

Loss from Operations: Loss from operations for the three months and six months ended March 31, 2013 were $73,835 and $112,164, respectively, compared with $21,944 and $28,017 in the comparable three and six month ended March 31, 2012. This reflects an increase of $51,891 and $84,147 for the three and six months ended March 31, 2013 from the comparable periods in 2012.

Net loss: We incurred a net loss for the three months and six months ended March 31, 2013 of $76,010 and $115,077, respectively, compared with $21,944 and $28,017 in the comparable three and six month ended March 31, 2012.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $140,188 from inception and has a net loss since inception of $146,749. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

As of March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide such information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2013 because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2013, the Company determined that the following items constituted material weaknesses:

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

On February 26, 2013, The Company issued 50,000 share of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

LICONT CORP.

Date: May 16, 2013	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)