Form 10-Q
period 2013-06-30
LICONT, CORP.
filed 2013-08-09
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, there are 2,640,000 shares of common stock, par value $0.001per share, outstanding.

LICONT CORP.

FORM 10-Q

June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LICONT, CORP.
(A Development Stage Enterprise)
Index to Financial Statements
Unaudited

Balance Sheet:
September 30, 2012 (restated) and June 30, 2013	F-1

Statements of Operations:
For the three and nine months ended June 30, 2012 and 2013 and for the period
from Inception May 2, 2011to June 30, 2013	F-2

Statements of Cash Flows:
For the nine months ended June 30, 2012 and 2013 and for the period
from Inception May 2, 2011 to June 30, 2013	F-3

Notes to Financial Statements:
June 30, 2013	F-4

1

LICONT, CORP.
(A Development Stage Enterprise)
Balance Sheets

	Audited	Unaudited
	September 30,	June 30,
	2012	2013
	(restated)
ASSETS
Current assets:
Cash	$38,973	$79,469

Total current assets	38,973	79,469

Other assets
Related party receivable	9,573	2,007

Total other assets	9,573	2,007

Total assets	$48,546	$81,476

LIABILITIES
Current liabilities:
Accounts payable and accrued expenes	$6,750	$20,000
Notes payable	50,167	106,000
Accrued rent		3,000

Total current liabilities	56,917	129,000

Total liabilities	56,917	129,000

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,590,000 and 2,640,000 shares issued and outstanding	2,590	2,640
Capital in excess of par value	20,710	208,160
Deficit accumulated during the development stage	(31,671)	(258,324)
Total stockholders' equity	(8,371)	(47,524)
Total liabilities and stockholders' deficit	$48,546	$81,476

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Operations
Unaudited

					(restated)
					Cumulative,
					Inception,
	Three months	Three months	Nine Months	Nine Months	May 2,
	ended	ended	ended	ended	2011 through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2013	2012	2013	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,987	109,253	29,950	221,418	252,986

Total operating expenses	1,987	109,253	29,950	221,418	252,986
(Loss) from operations	(1,987)	(109,253)	(29,950)	(221,418)	(252,986)

Other income/(expense)		(2,322)		(5,235)	(5,338)
	(1,987)	(111,575)	(29,950)	(226,653)	(258,324)
Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(1,987)	$(111,575)	$(29,950)	$(226,653)	$(258,324)

Basic earnings/(loss) per common share	$(0.00)	$(0.04)	$(0.01)	$(0.09)

Weighted average number of shares outstanding	2,590,000	2,640,000	2,590,000	2,640,000

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Cash Flows
Unaudited

			(Restated)
			Cumulative,
			Inception,
	Nine months	Nine months	May 2,
	Ended	Ended	2011 through
	June 30,	June 30,	June 30,
	2012	2013	2013

Cash flows from operating activities:
Net income (loss)	$(29,950)	$(226,653)	$(258,324)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt
Change in current assets and liabilities:
Other receivables		7,566	(2,007)
Accounts payable and accrued expenses	1,250	13,250	20,000
Net cash flows from operating activities	(28,700)	(205,837)	(240,331)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Checks in excess of deposits	133
Proceeds from sale of common stock		187,500	210,800
Procees from note payable		55,833	106,000
Related party transaction	6,000	3,000	3,000
Net cash flows from financing activities	6,133	246,333	319,800
Net cash flows	(22,567)	40,496	79,469

Cash and equivalents, beginning of period	22,661	38,973	-
Cash and equivalents, end of period	$94	$79,469	$79,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending June 30, 2012 and June 30, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012 and June 30, 2013.

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

June 30, 2013

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and June 30, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements:

As of and for the years ended September 30, 2012 and June 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2013, the Company had an accumulated deficit of $258,324. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

As of June 30, 2013, The Company had received payment on the related party receivable of $39,734 and reduced the balance to $2,007. The note carries an interest rate of 8% and has no current terms of repayment. The Company has interest receivable of $662 as of June 30, 2013.

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

As of June 30, 2013, The Company had 2,640,000 share of common stock issued and outstanding.

Note 7 – Consulting Agreement:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $8,500. The agreement started on January 1, 2013. The Company currently owes $12,500 to the officer.

Note 8 - Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2011, and 2012, were as follows:

	Year Ended September 30,
	2011	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$278	$10,208
Change in valuation allowance	(278)	(10,208)

Total deferred tax provision	$-	$-

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 8 - Income Taxes (Continued):

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

Note 9 – Change in Control:

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

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering. Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $258,324 since inception (May 2, 2011) through June 30, 2013. We incurred general and administrative expenses of $252,986 for the same period, inception through June 30, 2013. Cash on hand as of June 30, 2013 was $79,469.

2

Results of Operation

For the three and nine months ended June 30, 2013 and 2012

Revenue: The Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the three months and nine months ended June 30, 2013 were $109,253 and $221,418, respectively, compared with $1,987 and $29,950 in the comparable three and nine month ended June 30, 2012. The increase in total operating expenses was primarily attributable to increases in legal and professional fees.

Loss from Operations: Loss from operations for the three months and nine months ended June 30, 2013 were $109,253 and $221,418, respectively, compared with $1,987 and $29,950 in the comparable three and nine month ended June 30, 2012. This reflects an increase of $107,266 and $191,468 for the three and nine months ended March 31, 2013 from the comparable periods in 2012.

Net loss: We incurred a net loss for the three months and nine months ended June 30, 2013 of $111,575 and $226,653, respectively, compared with $1,987 and $29,950 in the comparable three and nine month ended June 30, 2012.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $240,331 from inception and has a net loss since inception of $258,324. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

As of June 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide such information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2013 because of material weaknesses in its internal controls over financial reporting.

3

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2013, the Company determined that the following items constituted material weaknesses:

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

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LICONT CORP.

Date: August 9, 2013	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

6