Form 10-K
period 2013-09-30
LICONT, CORP.
filed 2014-01-02
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013: $0.

As of December 20, 2013, there were approximately 2,640,000 shares of the registrant’s common stock outstanding.

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

Research and Development

Licont is actively developing and implementing its PIPN.net website. Expenditures for research activities relating to the development and implementation of the PIPN web site to date amounted to $21,315. Pilot surveys and provider feedback tests that showed an 82% approval rating amounted to an additional $8,190.00.

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

Employees

As of the December 20, 2013, we have one full time employee, our sole officer and director.  From time to time, we may hire additional workers on a contract basis as the need arises.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First quarter ended December 31, 2012	$6.50	3.50
Second quarter ended March 31, 2013	$7.40	6.01
Third quarter ended June 30, 2013	$7.71	6.60
Fourth quarter ended September 30, 2013	$8.69	7.40

Fiscal Year 2012
First quarter ended December 31, 2011	$-	-
Second quarter ended March 31, 2012	$-	-
Third quarter ended June 30, 2012	$-	-
Fourth quarter ended September 30, 2012	$3.70	3.60

Holders

As of December 20, 2013, there were 23  stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share.   As of December 20, 2013, there were 23  stockholders of record holding an aggregate of 2,640,000 shares of common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 26, 2013, the Company issued to one accredited investor 50,000 shares of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended September 30, 2013, and September 30, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $332,225 since inception (May 2, 2011) through September 30, 2013. We incurred general and administrative expenses of $324,793 for the same period, inception through September 30, 2013. Cash on hand as of September 30, 2013 was $2,162.

Results of Operation

Revenue: Revenues for the fiscal year ended September 30, 2013 were $0, compared with $0 in fiscal year ended September 30, 2012, reflecting no change as the Company is not generating revenue at this time

Total Operating Expenses: Total operating expenses for the fiscal year ended September 30, 2013 were $293,225, compared with $30,749 in fiscal year ended September 30, 2012, reflecting an increase of $262,476. Effective September 2012, the Company moved to marketing and growing a provider network of doctors to offer contracted services to auto insurance carriers. As such, an increase in operating expenses were incurred when compared to the last fiscal year when there was very limited activity with costs mainly going to accounting, legal, and other associated costs.

Loss from Operations: Loss from operations for the fiscal year ended September 30, 2013 were $293,225, compared with $30,749 in fiscal year ended September 30, 2012, reflecting an increase of $262,476. The increase in loss from operations in fiscal 2013 was primarily attributable to the increase in operating expenses connected to the Company’s move to marketing and growing a provider network of doctors to offer contracted services to auto insurance carriers.

Net loss: We incurred a net loss of $300,554 in fiscal 2013 compared to a net loss of $30,853 in fiscal 2012.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $306,604 from inception and has a net loss since inception of $332,225. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the year ending September 30, 2013 and 2012.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 and 2012.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years for the.

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

Recent Accounting Pronouncements

As of and for the years ended September 30, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Off Balance Sheet Transactions

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

LICONT, CORP.
(A Development Stage Enterprise)
Table of Contents
Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheets:
September 30, 2013 and September 30, 2012 (restated)	F-2

Statements of Operations:
For the year ended September 30, 2013 and 2012 and for the period from Inception May 2, 2011to September 30, 2013	F-3

Statement of Shareholders' Deficit
September 30, 2013	F-4

Statements of Cash Flows:
For the year ended September 30, 2013 and 2012 and for the period from Inception May 2, 2011 to September 30, 2013	F-5

Notes to Financial Statements:
September 30, 2013	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Licont, Corp.

We have audited the accompanying balance sheets of Licont, Corp. (A Development Stage Company) as of September 30, 2013 and September 30, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended, and the period May 2, 2011 (inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Sierra Gold Corp. (A Development Stage Company) as of September 30, 2013 and September 30, 2012 and the results of its operations and cash flows for the periods then ended and the period May 2, 2011 (inception) to September 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

November 18, 2013

LICONT, CORP.
(A Development Stage Enterprise)
Balance Sheets
Audited

	September 30,	September 30,
	2013	2012
		(restated)
ASSETS
Current assets:
Cash	$2,162	$38,973

Total current assets	2,162	38,973

Other assets
Related party receivable	-	9,573

Total other assets	-	9,573

Total assets	$2,162	$48,546

LIABILITIES
Current liabilities:
Accounts payable and accrued expenes	$4,500	$6,750
Notes payable	108,121	50,167
Accrued rent, related party	4,500
Accrued expenses, related party	6,466

Total current liabilities	123,587	56,917

Total liabilities	123,587	56,917

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,640,000 and 2,590,000 shares issued and outstanding	2,640	2,590
Capital in excess of par value	208,160	20,710
Deficit accumulated during the development stage	(332,225)	(31,671)
Total stockholders' equity	(121,425)	(8,371)
Total liabilities and stockholders' deficit	$2,162	$48,546

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Operations
Audited

			(restated)
			Cumulative,
			Inception,
			May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses
General and administrative	293,225	30,749	324,793

Total operating expenses	293,225	30,749	324,793
(Loss) from operations	(293,225)	(30,749)	(324,793)

Other income/(expense)	(7,329)	(104)	(7,432)
	(300,554)	(30,853)	(332,225)
Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(300,554)	$(30,853)	$(332,225)

Basic earnings/(loss) per common share	$(0.11)	$(0.01)

Weighted average number of shares outstanding	2,631,667	2,590,000

The accompanying notes are an integral part of these statements.

LICONT, CORP
(A Development Stage Enterprise)
Statement of Shareholders' Deficit
Audited

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance, May 2, 2011	-	$-	$-	$-	$-

Founder shares issued	1,500,000	1,500		-	1,500

Common stock issued	1,090,000	1,090	20,710	-	21,800

Net (loss) for the period	-	-	-	(818)	(818)

Balance, September 30, 2011	2,590,000	2,590	20,710	(818)	22,482

Net (loss) for the period				(30,853)	(30,853)

Balance, September 30, 2012	2,590,000	2,590	20,710	(31,671)	(8,371)

Common stock issued	50,000	50	187,450		187,500

Net (loss) for the period				(300,554)	(300,554)

Balance, September 30, 2013	2,640,000	$2,640	$208,160	$(332,225)	$(121,425)

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Cash Flows
Audited

			(Restated)
			Cumulative,
			Inception,
			May 2,
	Year Ended	Year Ended	2011 through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(300,554)	$(30,853)	$(332,225)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt		(7,779)
Change in current assets and liabilities:
Other receivables		(63)	(63)
Accounts payable and accrued expenses	(2,250)	6,917	4,667
Net cash flows from operating activities	(302,804)	(31,778)	(327,621)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	187,500		210,800
Procees from note payable	57,954	50,000	107,954
Related party transaction	20,539	(1,910)	11,029
Net cash flows from financing activities	265,993	48,090	329,783
Net cash flows	(36,811)	16,312	2,162

Cash and equivalents, beginning of period	38,973	22,661	-
Cash and equivalents, end of period	$2,162	$38,973	$2,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$689	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the year ending September 30, 2013 and 2012.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 and 2012.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years for the.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Recently Issued Accounting Pronouncements:

As of and for the years ended September 30, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2013, the Company had an accumulated deficit of $332,225. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The following table represents the effects of the restated statements as of September 30, 2012:

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

As of September 30, 2013, The Company had received payment on the related party receivable of $9,573 and paid the balance off during the period ending September 30, 2013. The note carries an interest rate of 8% and has no current terms of repayment. The Company reported interest income of $689 as of September 30, 2013.

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

The balance of these notes, including accrued interest, as of September 30, 2013 was $108,121.

Note 6 - Common Stock:

On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500.

During the year ended September 30, 2011 the Company issued 1,090,000 shares for $21,800 and 2,590,000 shares of common stock issued and outstanding.

During the year ended September 30, 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

On February 26, 2013, The Company issued 50,000 share of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

As of September 30, 2013, The Company had 2,640,000 share of common stock issued and outstanding.

Note 7 – Consulting Agreement, Related Party:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $8,500. The agreement started on January 1, 2013. The Company currently owes $6,466 to the officer.

Note 8 - Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2013 and 2012 were as follows:

	Year Ended September 30,
	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-

Loss carryforwards	$102,188	$10,208
Change in valuation allowance	(102,188)	(10,208)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012

Loss carryforwards	$102,188	$10,208
Less - Valuation allowance	(102,188)	(10,208)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended September 30, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013 and 2012, the Company had approximately $332,225 and $30,025, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037. Due to a change in control (see note 6) the Company may lose its associated tax attributes.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

Note 9 – Change in Control:

On August 31, 2012, Andro Gvichiya and Dr. Trevor Robertson entered into and closed a stock purchase agreement, whereby the Dr. Trevor purchased 1,500,000 shares of common stock from Andro Gvichiya, par value $0.001 per share, representing approximately 57.91% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Prior to the closing of the Stock Purchase Agreement, Andro Gvichiya was the President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder

Andro Gvichiya submitted to the Company a resignation letter pursuant to which he resigned from his position as director of the Company. In addition, Mr. Gvichiya resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company. The resignation of Mr. Gvichiya was not a result of any disagreements relating to the Company’s operations, policies or practices.

Note 10 – Leases, Related Party:

The company currently leases on a month to month basis and currently has accrued $4,500 as of September 30, 2013.

Note 11 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between September 30, 2013 and November 16, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	Management failed to identify, value and disclose the impact of convertible debentures, related party transactions and the resulting liability, which resulted in the restatement included in Amendment No. 1 to Annual Report on Form 10-K/A for the year ended September 30, 2012 filed with the SEC on February 22, 2013.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. We plan to address the control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

On February 26, 2013, The Company issued 50,000 share of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 12, 2013. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Trevor Robertson	54	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Trevor Robertson President Chief Executive Officer, and Chief Financial	2013	$76,500(2)	$0	$0	$0	$0	$0	$76,500
Officer (1)	2012	0	0	0	0	0	0	0

(1)	Trevor Robertson was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 31, 2012.
(2)	$8,500 has been accrued and not paid.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently have an employment agreement with Mr. Robertson, pursuant to which Mr. Robertson is paid $8,500 per month for his services.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of December 20, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

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

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since inception to September 30, 2012, the Company received loans from its former officer, Andro Gvichiya in the amount of $7,779. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of prepayment. These loans of $7,779 were forgiven due to the change of ownership. The balance of these loans at September 30, 2013 was $0.

As of September 30, 2012, The Company loaned its officer an amount of $9,509. The note carries an interest rate of 8% and has no current terms of repayment. The Company has recorded interest receivable of $63.

As of September 30, 2013, The Company had received payment on the related party receivable of $9,573 and paid the balance off during the period ended September 30, 2013. The note carries an interest rate of 8% and has no current terms of repayment. The Company reported interest income of $689 as of September 30, 2013.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended September 30, 2013 and 2012, we were billed approximately $13,422.50 and $11,250, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $500-for S-1 filings for the fiscal years ended September 30, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended September 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2013 and 2012.

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

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 18, 2011 (“Form S-1”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form S-1]
10.1		Stock Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2012]
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

LICONT CORP.

Dated: January 2, 2014	By:	/s/ Trevor Robertson
Trevor Robertson Duly Authorized Officer, President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Trevor Robertson	President, Chief Executive Officer,	January 2, 2014
Trevor Robertson	Chief Financial Officer, and Director(Principal Executive Officer and Principal Financial and Accounting Officer)

