Form 10-Q
period 2013-12-31
LICONT, CORP.
filed 2014-02-19
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 18, 2014, there were approximately 2,660,000 shares of the registrant’s common stock outstanding.

LICONT CORP.

FORM 10-Q

December 31, 2013

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LICONT, CORP.
(A Development Stage Enterprise)
Table of Contents
Unaudited

Balance Sheets:
December 31, 2013 and September 30, 2013 (restated)	F-2

Statements of Operations:
For the three months ended December 31, 2013 and 2012 and for the period from Inception May 2, 2011 to December 31, 2013	F-3

Statements of Cash Flows:
For the three months ended December 31, 2013 and 2012 and for the period from Inception May 2, 2011 to December 31, 2013	F-4

Notes to Financial Statements:
December 31, 2013	F-5

LICONT, CORP.
(A Development Stage Enterprise)
Balance Sheets

	Unaudited	Audited
	December 31,	September 31,
	2013	2013
		(restated)
ASSETS
Current assets:
Cash	$2,256	$2,162

Total current assets	2,256	2,162

Other assets
Related party receivable	-	-

Total other assets	-	-

Total assets	$2,256	$2,162

LIABILITIES
Current liabilities:
Accounts payable and accrued expenes	$4,500	$4,500
Notes payable	110,121	108,121
Accrued rent, related party	6,000	4,500
Accrued expenses, related party	-	6,466

Total current liabilities	120,621	123,587

Total liabilities	120,621	123,587

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,660,000 and 2,640,000 shares issued and outstanding	2,660	2,640
Capital in excess of par value	283,140	208,160
Deficit accumulated during the development stage	(404,165)	(332,225)
Total stockholders' equity	(118,365)	(121,425)
Total liabilities and stockholders' deficit	$2,256	$2,162

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Operations
Unaudited

			(restated)
			Cumulative,
			Inception,
	Three months	Three months	May 2,
	ended	ended	2011 through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses
General and administrative	69,940	37,471	394,733

Total operating expenses	69,940	37,471	394,733
(Loss) from operations	(69,940)	(37,471)	(394,733)

Other income/(expense)	(2,000)	(1,596)	(9,432)
	(71,940)	(39,067)	(404,165)
Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(71,940)	$(39,067)	$(404,165)

Basic earnings/(loss) per common share	$(0.03)	$(0.02)

Weighted average number of shares outstanding	2,650,000	2,590,000

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Cash Flows
Unaudited

			(Restated)
			Cumulative,
			Inception,
	Three months	Three months	May 2,
	Ended	Ended	2011 through
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(71,940)	$(39,067)	$(404,165)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt
Change in current assets and liabilities:
Other receivables		(430)	(63)
Accounts payable and accrued expenses	2,000	(1,883)	6,667
Net cash flows from operating activities	(69,940)	(41,380)	(397,561)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	75,000		285,800
Procees from note payable		50,000	107,954
Related party transaction	(4,966)	(32,232)	6,063
Net cash flows from financing activities	70,034	17,768	399,817
Net cash flows	94	(23,612)	2,256

Cash and equivalents, beginning of period	2,162	38,973	-
Cash and equivalents, end of period	$2,256	$15,361	$2,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending December 31, 2013 and year ending September 30, 2013 and for the period May 2, 2011 (inception) through December 31, 2013..

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of and for the period ending December 31, 2013 and year ending September 30, 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and September 30, 2013. The Company did not engage in any transaction involving derivative instruments.

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

December 31, 2013

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

Recently Issued Accounting Pronouncements:

As of and for the period ending December 31, 2013 and year ending September 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $404,165. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Company received payments for the remaining balance of this note during the period ending December 31, 2013.

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

The balance of these notes, including accrued interest, as of December 31, 2013 was $110,121.

Note 6 - Common Stock:

On May 27, 2011 the Company issued 1,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $1,500.

During the year ended September 30, 2011 the Company issued 1,090,000 shares for $21,800 and 2,590,000 shares of common stock issued and outstanding.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

During the year ended September 30, 2012 the Company had 2,590,000 shares of common stock issued and outstanding.

On February 26, 2013, The Company issued 50,000 share of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

On October 18, 2013, the Company issued 20,000 shares of common stock at a price of $3.75 per share for total cash proceeds of $75,000.

As of December 31, 2013, The Company had 2,660,000 share of common stock issued and outstanding.

Note 7 – Consulting Agreement, Related Party:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $8,500. The agreement started on January 1, 2013. The Company current on all payments.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Note 10 – Leases, Related Party:

The company currently leases on a month to month basis space from a related party. The monthly lease amount is $500 per month. The balance of this accrued rent was $6,000 as of December 31, 2013.

Note 11 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between December 31, 2013 and February 14, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

3

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

Results of Operation

Revenue: Revenues for the quarter ended December 31, 2013 were $0, compared with $0 in quarter ended December 31, 2012, reflecting 0% change as the Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the quarter ended December 31, 2013 were $69,940, compared with $37,471 in quarter ended December 31, 2012, reflecting an increase of $32,469. The increase in quarter ended December 31, 2013 was primarily attributable to increases in marketing and legal and professional fees.

Loss from Operations: Loss from operations for the quarter ended December 31, 2013 were $71,940, compared with $39,067 in quarter ended December 31, 2012, reflecting an increase of $32,873. The increase in loss from operations in quarter ended December 31, 2013 was primarily attributable to marketing and legal and professional fees.

Net loss: We incurred a net loss of $71,940 in quarter ended December 31, 2013 compared to a net loss of $39,067 in the comparable period in 2012.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $397,561 from inception and has a net loss since inception of $404,165. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide such information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures are not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

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

On October 18, 2013, the Company issued 20,000 shares of common stock to one accredited investor at a price of $3.75 per share for total cash proceeds of $75,000.

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

5

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

LICONT CORP.

Date: February 19, 2014	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

6