Form 10-Q
period 2014-03-31
LICONT, CORP.
filed 2014-05-15
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014, there were approximately 2,660,000 shares of the registrant’s common stock outstanding.

LICONT CORP.

FORM 10-Q

March 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LICONT, CORP.
(A Development Stage Enterprise)
Table of Contents
Unaudited

3

LICONT, CORP.
(A Development Stage Enterprise)
Balance Sheets

	Unaudited	Audited
	March 31,	September 30,
	2014	2013
		(restated)
ASSETS
Current assets:
Cash	$7,974	$2,162

Total current assets	7,974	2,162

Other assets	-	-

Total other assets	-	-

Total assets	$7,974	$2,162

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$18,862	$4,500
Notes payable	163,400	108,121
Accrued rent, related party	7,500	4,500
Accrued expenses, related party	-	6,466

Total current liabilities	189,762	123,587

Total liabilities	189,762	123,587

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,660,000 and 2,640,000 shares issued and outstanding	2,660	2,640
Capital in excess of par value	283,140	208,160
Deficit accumulated during the development stage	(467,588)	(332,225)
Total stockholders' equity	(181,788)	(121,425)
Total liabilities and stockholders' deficit	$7,974	$2,162

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Operations
Unaudited

					(restated)
					Cumulative,
					Inception,
	Three months	Three months	Six months	Six months	May 2,
	ended	ended	ended	ended	2011 through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	59,610	73,835	127,550	112,164	452,343

Total operating expenses	59,610	73,835	127,550	112,164	452,343
(Loss) from operations	(59,610)	(73,835)	(127,550)	(112,164)	(452,343)

Other income/(expense)	(5,813)	(2,175)	(7,813)	(2,913)	(15,245)
	(65,423)	(76,010)	(135,363)	(115,077)	(467,588)
Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(65,423)	$(76,010)	$(135,363)	$(115,077)	$(467,588)

Basic earnings/(loss) per common share	$(0.02)	$(0.03)	$(0.05)	$(0.04)

Weighted average number of shares outstanding	2,653,333	2,606,667	2,653,333	2,606,667

The accompanying notes are an integral part of these statements.

LICONT, CORP.
(A Development Stage Enterprise)
Statements of Cash Flows
Unaudited

			(Restated)
			Cumulative,
			Inception,
	Six months	Six months	May 2,
	Ended	Ended	2011 through
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(135,363)	$(115,077)	$(467,588)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Interest expense	2,913		2,413
Amortization of note discount	3,400		3,400
Change in current assets and liabilities:
Other receivables		7,133	(63)
Accounts payable and accrued expenses	3,328	2,250	13,049
Net cash flows from operating activities	(125,722)	(105,694)	(448,789)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	75,000	187,500	285,800
Proceeds from note payable	60,000	53,500	163,400
Related party transaction	(3,466)		7,563
Net cash flows from financing activities	131,534	241,000	456,763
Net cash flows	5,812	135,306	7,974

Cash and equivalents, beginning of period	2,162	38,973	-
Cash and equivalents, end of period	$7,974	$174,279	$7,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending March 31, 2014 and year ending September 30, 2013 and for the period May 2, 2011 (inception) through March 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of and for the period ending March 31, 2014 and year ending September 30, 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and September 30, 2013. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Recently Issued Accounting Pronouncements:

As of and for the period ending March 31, 2014 and year ending September 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2014, the Company had an accumulated deficit of $467,588. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

Note 4 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of March 31, 2014 was $6,560 and $2,333 on March 31, 2013.

On December 13, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on June 13, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of March 31, 2014 was $5,562 and $1,334 on March 31, 2013.

On February 28, 2014, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $60,000 with a stated rate of 8% and due on June 13, 2013. This note has conversion feature that allows the lender to convert this note at a rate of $3.75 per share. The Company has recorded a beneficial conversion feature of $40,800. During the period ending March 31, 2014, the Company has amortized $3,400 of note discount and has accrued $413 in interest expense.

The balance of these notes, including accrued interest, net of discount as of March 31, 2014 was $163,400.

Note 5 - Common Stock:

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

As of March 31, 2014, The Company had 2,660,000 share of common stock issued and outstanding.

Note 6 – Consulting Agreement, Related Party:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $8,500. The agreement started on January 1, 2013. The Company is current on all payments.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

March 31, 2014

Note 8 – Change in Control:

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

Note 9 – Leases, Related Party:

The company currently leases on a month to month basis space from a related party. The monthly lease amount is $500 per month. The balance of this accrued rent was $7,500 as of March 31, 2014.

Note 10 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events from March 31, 2014 to the date the financial statements were issued, May 6, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We were incorporated under the laws of Nevada on May 2, 2011. From inception until the closing of the Stock Purchase Agreement on August 31, 2012, we sought to develop mobile applications for handheld mobile devices. Prior to the Change of Control, we had not generated any revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the Change of Control, we ceased our prior operations and are now engaging in the administration of a PI-PPO network.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $467,588 and a loss operations of $452,343 since inception (May 2, 2011) through March 31, 2014.

Results of Operation

For the three months ended March 31, 2014 and March 31, 2013

Revenue: Revenues for the quarter ended March 31, 2014 were $0, compared with $0 in quarter ended March 31, 2013, reflecting 0% change as the Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the quarter ended March 31, 2014 were $59,610, compared with $73,835 in quarter ended March 31, 2013, reflecting a decrease of $14,225. The decrease in the quarter ended March 31, 2014 was primarily attributable to increases in marketing and legal and professional fees.

Loss from Operations: Loss from operations for the quarter ended March 31, 2014 were $59,610, compared with $73,835 in quarter ended March 31, 2013, reflecting a decrease of $14,225. The decrease in loss from operations in quarter ended March 31, 2014 was primarily attributable to marketing and legal and professional fees.

Net loss: We incurred a net loss of $65,423 in quarter ended March 31, 2014 compared to a net loss of $76,010 in the comparable period in 2013.

For the six months ended March 31, 2014 and March 31, 2013

Revenue: Revenues for the six months ended March 31, 2014 were $0, compared with $0 in for the six months ended March 31, 2013, reflecting 0% change as the Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the for the six months ended March 31, 2014 were $127,550, compared with $112,164 in the six months ended March 31, 2013, reflecting an increase of $15,386. The increase in the six months ended March 31, 2013 was primarily attributable to increases in marketing and legal and professional fees.

Loss from Operations: Loss from operations for the six months ended March 31, 2014 were $127,550, compared with $112,164 for the six months ended March 31, 2013, reflecting an increase of $15,386. The increase in loss from operations for the six months ended March 31, 2013 was primarily attributable to marketing and legal and professional fees.

Net loss: We incurred a net loss of $135,363 for the six months ended March 31, 2014 compared to a net loss of $115,077 in the comparable period in 2013.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, has a net cash flow from operations of ($448,789) from inception and has an accumulated deficit of $467,588. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2014, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $60,000 with a stated rate of 8% and due on June 13, 2013. This note has conversion feature that allows the lender to convert this note at a rate of $3.75 per share. The Company has recorded a beneficial conversion feature of $40,800. During the period ending March 31, 2014, the Company has amortized $3,400 of note discount and has accrued $413 in interest expense.

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

LICONT CORP.

Date: May 15, 2014	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

