Form 10-Q
period 2014-06-30
LICONT, CORP.
filed 2014-08-14
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

LICONT, CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1621890
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

316 California Avenue, #89

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

As of August 12, 2014, there were approximately 2,660,000 shares of the registrant’s common stock outstanding.

LICONT CORP.

FORM 10-Q

June 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LICONT, CORP.

(A Development Stage Enterprise)

Table of Contents

Unaudited

3

LICONT, CORP.

(A Development Stage Enterprise)

Balance Sheets

	Unaudited	Audited
	June 30,	September 30,
	2014	2013
		(restated)
ASSETS
Current assets:
Cash	$132,982	$2,162

Total current assets	132,982	2,162

Other assets
	-	-

Total other assets	-	-

Total assets	$132,982	$2,162

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$20,612	$4,500
Notes payable	173,600	108,121
Accrued rent, related party	1,000	4,500
Accrued expenses, related party	-	6,466

Total current liabilities	195,212	123,587

Total liabilities	195,212	123,587

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized,
2,710,000 and 2,640,000 shares issued and outstanding	2,710	2,640
Capital in excess of par value	470,590	208,160
Deficit accumulated during the development stage	(535,530)	(332,225)
Total stockholders' equity	(62,230)	(121,425)
Total liabilities and stockholders' deficit	$132,982	$2,162

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Operations

Unaudited

					(restated) Cumulative,
					Inception,
	Three months	Three months	Nine months	Nine months	May 2,
	ended	ended	ended	ended	2011 through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	54,115	109,253	181,664	221,418	506,457

Total operating expenses	54,115	109,253	181,664	221,418	506,457
(Loss) from operations	(54,115)	(109,253)	(181,664)	(221,418)	(506,457)

Other income/(expense)	(13,828)	(2,322)	(21,641)	(5,235)	(29,073)
	(67,943)	(111,575)	(203,305)	(226,653)	(535,530)
Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(67,943)	$(111,575)	$(203,305)	$(226,653)	$(535,530)

Basic earnings/(loss) per common share	$(0.03)	$(0.04)	$(0.08)	$(0.09)

Weighted average number of shares outstanding	2,678,333	2,640,000	2,678,333	2,640,000

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Cash Flows

Unaudited

			(Restated)
			Cumulative,
			Inception,
	Nine months	Nine months	May 2,
	Ended	Ended	2011 through
	June 30,	June 30,	June 30,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(203,305)	$(226,653)	$(535,530)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Interest expense	6,541		10,919
Amortization of note discount	13,600		13,600
Change in current assets and liabilities:
Other receivables		7,566	(63)
Accounts payable and accrued expenses	1,450	13,250	9,756
Net cash flows from operating activities	(181,714)	(205,837)	(501,318)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	262,500	187,500	473,300
Proceeds from note payable	60,000	55,833	160,000
Related party transaction	(9,966)	3,000	1,000
Net cash flows from financing activities	312,534	246,333	634,300
Net cash flows	130,820	40,496	132,982

Cash and equivalents, beginning of period	2,162	38,973	-
Cash and equivalents, end of period	$132,982	$79,469	$132,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 1 - Summary of Significant Accounting Policies:

General Organization and Business

Licont, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 2, 2011. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“FASB ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending June 30, 2014 and year ending September 30, 2013 and for the period May 2, 2011 (inception) through June 30, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of and for the period ending June 30, 2014 and year ending September 30, 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and September 30, 2013. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to FASB Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

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

Recently Issued Accounting Pronouncements:

As of and for the period ending June 30, 2014 and year ending September 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $535,530. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of June 30, 2014 was $7,560 and $3,500 on June 30, 2013.

On December 13, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on June 13, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of June 30, 2014 was $6,562 and $2,501 on June 30, 2013.

On February 28, 2014, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $60,000 with a stated rate of 8% and due on February 28, 2015. This note has conversion feature that allows the lender to convert this note at a rate of $3.75 per share. The Company has recorded a beneficial conversion feature of $40,800. During the period ending June 30, 2014, the Company has amortized $13,600 of note discount and has accrued $2,040 in interest expense.

The balance of these notes, including accrued interest, net of discount as of June 30, 2014 was $173,600.

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

On April 12, 2014, the Company issued 50,000 shares of common stock at a price of $3.75 per share for total cash proceeds of $187,500.

As of June 30, 2014, The Company had 2,710,000 share of common stock issued and outstanding.

Note 5 – Consulting Agreement, Related Party:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $10,000. The agreement started on January 1, 2013 at $8,500 per month and modified April 1, 2014 to $10,000 per month. The Company is current on all payments.

Note 6 - Income Taxes:

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

Note 7 – Change in Control:

On August 31, 2012, Andro Gvichiya and Dr. Trevor Robertson entered into and closed a stock purchase agreement, whereby the Dr. Trevor purchased 1,500,000 shares of common stock from Andro Gvichiya, par value $0.001 per share, representing approximately 57.91% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Prior to the closing of the Stock Purchase Agreement, Andro Gvichiya was the President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder.

Andro Gvichiya submitted to the Company a resignation letter pursuant to which he resigned from his position as director of the Company. In addition, Mr. Gvichiya resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company.

Note 8 – Leases, Related Party:

The company currently leases on a month to month basis space from a related party. The monthly lease amount is $500 per month. The balance of this accrued rent was $1,000 as of June 30, 2014.

Note 9 – Subsequent Events:

In accordance with SFAS 165 (FASB ASC 855-10) management has reviewed events from June 30, 2014 to the date the financial statements were issued, August 5, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of June 30, 2014, Licont is continuing to develop its managed medical solution on both the provider and carrier fronts with growth and development ahead of expectations. Licont’s product has been well received by all parties to date. Our product caters to the $40 billion a year liability claims arena with $20 billion dollar in direct medical payments alone. Moving forward we will require significant additional funding that if raised will allow us to reach our goal of being in revenue by June 2015.

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

Results of Operation

For the three months ended June 30, 2014 and June 30, 2013

Revenue: Revenues for the three months ended June 30, 2014 were $0, compared with $0 in three months ended June 30, 2014, reflecting 0% change as the Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the three months ended June 30, 2014 were $54,115, compared with $109,253 in three months ended June 30, 2013, reflecting a decrease of $55,138. The decrease in the six months ended June 30, 2014 was primarily attributable to the decrease in marketing and legal and professional fees.

Loss from Operations: Loss from operations for the quarter ended June 30, 2014 were $54,115, compared with $109,253 in the quarter ended June 30, 2013, reflecting a decrease of $55,138. The decrease in loss from operations in quarter ended June 30, 2014 was primarily attributable to the decrease in marketing and legal and professional fees.

Net loss: We incurred a net loss of $67,943 in quarter ended June 30, 2014 compared to a net loss of $111,575 in the comparable period in 2013.

For the nine months ended June 30, 2014 and June 30, 2013

Revenue: Revenues for the nine months ended June 30, 2014 were $0, compared with $0 in for the six months ended June 30, 2013, reflecting 0% change as the Company is not generating revenue at this time.

Total Operating Expenses: Total operating expenses for the for the nine months ended June 30, 2014 were $181,664, compared with $221,418 in the nine months ended June 30, 2013, reflecting a decrease of $39,754. The decrease in the nine months ended June 30, 2013 was primarily attributable to a decrease in marketing and legal and professional fees.

Loss from Operations: Loss from operations for the nine months ended June 30, 2014 were $181,664, compared with $221,418 for the nine months ended June 30, 2013, reflecting a decrease of $39,754. The decrease in loss from operations for the nine months ended June 30, 2013 was primarily attributable to a decrease in marketing and legal and professional fees.

Net loss: We incurred a net loss of $203,305 for the nine months ended June 30, 2014 compared to a net loss of $226,653 in the comparable period in 2013.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, has a net cash flow from operations of ($501,318) from inception and has an accumulated deficit of ($535,530). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2014, the Company issued 50,000 shares of common stock at a price of $3.75 per share for total cash proceeds of $187,500 to one accredited investor. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

LICONT CORP.

Date: August 14, 2014	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

