Form 10-Q/A
period 2014-06-30
LICONT, CORP.
filed 2014-08-14
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Licont, Corp. (the “Company”) on Form 10-Q, for the quarterly period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing Date”). The purpose of this Amendment is solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which were inadvertently omitted in the Form 10-Q filed on the Original Filing Date. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

The following documents are included herein:

Exhibit No. Document Description

31.1 (1) Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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