Form 10-Q/A
period 2013-12-31
LICONT, CORP.
filed 2014-10-02
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Licont Corp..(the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on or about February 19, 2014 (the “Original Report”) to amend the following:

The Registrants cover page to its Original Report as filed on or about February 19, 2014, 2010 contained an incorrect selection of shell status as defined in Rule 12b-2. The registrant in fact is not a Shell nor has it been for the prescribed quarterly reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act.

There have been no other changes to the report herein filed on Form 10-Q/A. The entire 10-Q is just being filed it its entirety here in this Amendment No. 1.

LICONT CORP.

FORM 10-Q/A

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

LICONT CORP.

Date: September 30, 2014	By:	/s/ Trevor Robertson
Trevor Robertson
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

6