Form 10-Q/A
period 2014-03-31
LICONT, CORP.
filed 2014-10-02
CIK 1531618

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

 EXPLANATORY NOTE

Licont Corp..(the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on or about May 15, 2014 (the “Original Report”) to amend the following:

The Registrants cover page to its Original Report as filed on or about May 15, 2014, 2010 contained an incorrect selection of shell status as defined in Rule 12b-2. The registrant in fact is not a Shell nor has it been for the prescribed quarterly reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act.

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

