Form 10-Q/A
period 2014-06-30
LICONT, CORP.
filed 2014-10-02
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Licont, Corp. (the “Company”) on Form 10-Q, for the quarterly period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing Date”). The purpose of this Amendment is solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which were inadvertently omitted in the Form 10-Q filed on the Original Filing Date. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

EXPLANATORY NOTE

Licont Corp..(the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on or about August 14, 2014 (the “Original Report”) to amend the following:

The Registrants cover page to its Original Report as filed on or about August 14. 2014, 2010 contained an incorrect selection of shell status as defined in Rule 12b-2. The registrant in fact is not a Shell nor has it been for the prescribed quarterly reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act.

There have been no other changes to the report herein filed on Form 10-Q/A. The entire 10-Q is just being filed it its entirety here in this Amendment No. 2.

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