Form 10-K
period 2014-09-30
LICONT, CORP.
filed 2015-01-05
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2014: $0.

As of December 30, 2014, there were approximately 2,710,000 shares of the registrant’s common stock outstanding.

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

The Company will offer a managed medical solution tailored to auto insurance carriers and the $500 billion per year auto accident medical market.

We have generated no revenue to date. We have been developing the Preferred Provider Network and are currently in contract negotiations with chiropractors, physicians, imaging facilities and hospitals.

Failure to Obtain Financing

Licont was unable to secure funding and as such we have not been able to develop our insurance outreach as planned. We had divided our business model into two phases, with the initial phase being to conduct outreach to the provider side and the second phase being to the insurance side. We had transitioned from phase one to phase two based on the understanding that the required financing was secured.

Based on this assurance we moved to phase two and had a very positive response from the insurance side. The goal was to then move towards offering a trial in a regional test market but unfortunately the second half of our previously promised financing was repeatedly delayed then fell through. This in turn forced us to shelve all further development while further revealing our financial weakness and vulnerability to the insurance partners we were trying to assure.

Therefore, our development over the past 24 month has been one of constant restraint, with growth and development constantly hampered and or delayed as a result of promised financing either being delayed, decreased or not materializing. Based on the past 24 months financial constraints and with no additional funding available there seems to be no way that the Company’s existing managed medical solution can be fully developed or brought to market.

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

Business Model

In the event we are able to obtain financing, we intend to follow a business model that is focused on developing a proprietary medical management system that is similar to savings offered through PPO organizations, except our network is not a health plan but rather an independent preferred provider network that will focus on personal injury. This system will include a multidisciplinary preferred provider network offering contracted insurance carriers ongoing savings though leasing or contacting with our preferred provider network of providers who have agreed to a contracted rate. Additionally, the network will offer participating providers equitable compensation that is resource based, cost-effective and sustainable.

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

The following shows our PIPN website, which offers online electronic provider enrollment

Plan of Operation

Our plan, pending the receipt of necessary financing, is to build a regional multi-disciplinary provider network that can contract with personal injury insurance carriers on a local level throughout the United States. We intend to initially offer our network savings on a contracted cost basis with additional opportunities geared towards claims management and review. The initial provider network lease agreement requires minimal infrastructure. Accordingly, we will create an online interactive database of preferred personal injury providers. All claims and processing flow through the insurance carriers’ existing channels with savings coming from contracted provider agreements.

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

Competition

There is currently no known competition like Licont offering a specifically tailored solution to the accident and liability claims arena.

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

Employees

As of the September 30, 2014 we have terminated our only full time employee and remain with just a sole officer and director. From time to time, we may hire additional workers on a contract basis as finances allow.

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

	High	Low
Fiscal Year 2013
First quarter ended December 31, 2012	$6.50	3.50
Second quarter ended March 31, 2013	$7.40	6.01
Third quarter ended June 30, 2013	$7.71	6.60
Fourth quarter ended September 30, 2013	$8.69	7.40

Fiscal Year 2014
First quarter ended December 31, 2013	$8.58	6.75
Second quarter ended March 31, 2014	$7.01	5.50
Third quarter ended June 30, 2014	$6.61	5.70
Fourth quarter ended September 30, 2014	$6.20	5.33

Holders

As of December 30, 2014, there were 23  stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share.   As of December 30, 2014, there were 13 stockholders of record holding an aggregate of 2,710,000 shares of common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended September 30, 2014, and September 30, 2013. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Failure to Obtain Financing

Licont was unable to secure funding and as such we have not been able to develop our insurance outreach as planned. We had divided our business model into two phases, with the initial phase being to conduct outreach to the provider side and the second phase being to the insurance side. We had transitioned from phase one to phase two based on the understanding that the required financing was secured.

Based on this assurance we moved to phase two and had a very positive response from the insurance side. The goal was to then move towards offering a trial in a regional test market but unfortunately the second half of our previously promised financing was repeatedly delayed then fell through. This in turn forced us to shelve all further development while further revealing our financial weakness and vulnerability to the insurance partners we were trying to assure.

Therefore, our development over the past 24 month has been one of constant restraint, with growth and development constantly hampered and or delayed as a result of promised financing either being delayed, decreased or not materializing. Based on the past 24 months financial constraints and with no additional funding available there seems to be no way that the Company’s existing managed medical solution can be fully developed or brought to market.

Plan of Operation

In the event we are able to obtain financing in the future, our plan is to build a regional multi-disciplinary provider network that can contract with personal injury insurance carriers on a local level throughout the United States. We intend to initially offer our network savings on a contracted cost basis with additional opportunities geared towards claims management and review. The initial provider network lease agreement requires minimal infrastructure. Accordingly, we will create an online interactive database of preferred personal injury providers. All claims and processing flow through the insurance carriers’ existing channels with savings coming from contracted provider agreements.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $638,146 since inception (May 2, 2011) through September 30, 2014. We incurred general and administrative expenses of $595,602 for the same period, inception through September 30, 2014. Cash on hand as of September 30, 2014 was $42,887.

Results of Operation

Revenue: Revenues for the fiscal year ended September 30, 2014 were $0, compared with $0 in fiscal year ended September 30, 2013, reflecting no change as the Company is not generating revenue at this time

Total Operating Expenses: Total operating expenses for the fiscal year ended September 30, 2014 were $270,810, compared with $293,225 in fiscal year ended September 30, 2013. The decrease in operating expenses is a reduction in accounting, legal, consulting, employment and other associated costs.

Loss from Operations: Loss from operations for the fiscal year ended September 30, 2014 were $270,810, compared with $293,225 in fiscal year ended September 30, 2013. The decrease in loss from operations in fiscal 2014 was primarily attributable to the decrease in operating expenses connected to accounting, legal, consulting, employment and associated costs.

Net loss: We incurred a net loss of $305,922 in fiscal year 2014 compared to a net loss of $300,554 in fiscal year 2013.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $591,413 from inception through September 30, 2014 and has a net loss since inception through September 30, 2014 of $638,146. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the year ending September 30, 2014 and 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recent Accounting Pronouncements

As of and for the years ended September 30, 2014 and 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Off Balance Sheet Transactions

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

LICONT, CORP.
(A Development Stage Enterprise)
Table of Contents
Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheets:
September 30, 2014 and September 30, 2013	F-2

Statements of Operations:
For the year ended September 30, 2014 and 2013 and for the period from Inception May 2, 2011to September 30, 2014	F-3

Statement of Shareholders' Deficit
September 30, 2014	F-4

Statements of Cash Flows:
For the year ended September 30, 2014 and 2013 and for the period from Inception May 2, 2011 to September 30, 2014	F-5

Notes to Financial Statements:
September 30, 2014	F-6

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Licont, Corp.

We have audited the accompanying balance sheets of Licont, Corp. (A Development Stage Company) as of September 30, 2014 and September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended, and for the period from May 2, 2011 (inception) to September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licont, Corp. (A Development Stage Company) as of September 30, 2014 and September 30, 2013 and the results of its operations and cash flows for the periods then ended and for the period from May 2, 2011 (inception) to September 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

November 4, 2014

LICONT, CORP.

(A Development Stage Enterprise)

Balance Sheets

	Audited	Audited
	September 30,	September 30,
	2014	2013

ASSETS
Current assets:
Cash	$42,887	$2,162
Total current assets	42,887	2,162

Total assets	$42,887	$2,162

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$23,933	$4,500
Notes payable	143,000	108,121
Accrued rent, related party	-	4,500
Accrued expenses, related party	-	6,466
Total current liabilities	166,933	123,587

Total liabilities	166,933	123,587

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 authorized, 2,710,000 and 2,640,000 shares issued and outstanding	2,710	2,640
Capital in excess of par value	511,390	208,160
Deficit accumulated during the development stage	(638,146)	(332,225)
Total stockholders' equity	(124,046)	(121,425)
Total liabilities and stockholders' deficit	$42,887	$2,162

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Operations

Audited

			Cumulative,
			Inception,
			May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses
General and administrative	270,810	293,225	595,602

Total operating expenses	270,810	293,225	595,602
(Loss) from operations	(270,810)	(293,225)	(595,602)

Other income/(expense)	(35,112)	(7,329)	(42,544)
	(305,922)	(300,554)	(638,146)
Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(305,922)	$(300,554)	$(638,146)

Basic earnings/(loss) per common share	$(0.11)	$(0.11)

Weighted average number of shares outstanding	2,675,000	2,631,667

LICONT, CORP

(A Development Stage Enterprise)

Statement of Shareholders' Deficit

Audited

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance, May 2, 2011	-	$-	$-	$-	$-

Founder shares issued	1,500,000	1,500		-	1,500

Common stock issued	1,090,000	1,090	20,710	-	21,800

Net (loss) for the period	-	-	-	(818)	(818)

Balance, September 30, 2011	2,590,000	2,590	20,710	(818)	22,482

Net (loss) for the period				(30,853)	(30,853)

Balance, September 30, 2012	2,590,000	2,590	20,710	(31,671)	(8,371)

Common stock issued	50,000	50	187,450		187,500

Net (loss) for the period				(300,554)	(300,554)

Balance, September 30, 2013	2,640,000	2,640	208,160	(332,225)	(121,425)

Common stock issued	70,000	70	262,430		262,500

Addition for discount on convertible note			40,800		40,800

Net (loss) for the period				(305,921)	(305,921)

Balance, September 30, 2014	2,710,000	$2,710	$511,390	$(638,146)	$(124,046)

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Cash Flows

    Audited

			(Restated)
			Cumulative,
			Inception,
			May 2,
	Year ended	Year ended	2011 through
	September 30,	September 30,	September 30,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(305,922)	$(300,554)	$(638,146)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Interest expense	10,480		18,496
Amortization of note discount	23,800		23,800
Change in current assets and liabilities:
Other receivables			(63)
Accounts payable and accrued expenses	(167)	(2,250)	4,500
Net cash flows from operating activities	(271,809)	(302,804)	(591,413)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	262,500	187,500	473,300
Proceeds from note payable	60,000	57,954	160,000
Related party transaction	(9,966)	20,539	1,000
Net cash flows from financing activities	312,534	265,993	634,300
Net cash flows	40,725	(36,811)	42,887

Cash and equivalents, beginning of period	2,162	38,973	-
Cash and equivalents, end of period	$42,887	$2,162	$42,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$689	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-	7,779

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ending September 30, 2014 and 2013 and for the period May 2, 2011 (inception) through September 30, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents for the year ending September 30, 2014 and 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value September 30, 2014 and 2013. The Company did not engage in any transaction involving derivative instruments.

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.
-	Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or
-	Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

Fair value of financial instruments – The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Determination of fair value – The Company’s financial instruments consist of convertible notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.” FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Recently Issued Accounting Pronouncements:

For the year ending September 30, 2014 and 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2014, the Company had an accumulated deficit of $638,146. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of September 30, 2014 was $8,582 and $1,167 on September 30, 2013.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

On December 13, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on June 13, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of September 30, 2014 was $7,584 and $167 on September 30, 2013.

On February 28, 2014, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $60,000 with a stated rate of 8% and due on February 28, 2015. This note has conversion feature that allows the lender to convert this note at a rate of $3.75 per share. The Company has recorded a beneficial conversion feature of $40,800. During the period ending September 30, 2014, the Company has amortized $23,800 of note discount and has accrued $3,267 in interest expense.

The balance of these notes, including accrued interest, net of discount as of June 30, 2014 was $162,433.

Note 4 – Cumulative sales of Common Stock:

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

As of September 30, 2014, The Company had 2,710,000 share of common stock issued and outstanding.

Note 5 – Consulting Agreement, Related Party:

The Company has an informal agreement with its officer to pay them a monthly consulting fee of $10,000. The agreement started on January 1, 2013 at $8,500 per month and modified April 1, 2014 to $10,000 per month.

Note 6 - Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2014 and 2013 were as follows:

	Year Ended September 30,
	2014	2013

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$88,611	$102,188
Change in valuation allowance	(88,611)	(102,188)

Total deferred tax provision	$-	$-

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

The Company had deferred income tax assets as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012

Loss carryforwards	$201,568	$112,957
Less - Valuation allowance	(201,568)	(112,957)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended September 30, 2014 and 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014 and 2013, the Company had approximately $592,846 and $332,225, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037. Due to a change in control (see note 8) the Company may lose its associated tax attributes.

Note 7 – Leases, Related Party:

The company currently leases on a month to month basis space from a related party. The monthly lease amount is $500 per month through June 30, 2014. The lease was modified to $750 per month starting July 1, 2014. The balance of this accrued rent was $0 as of September 30, 2014.

Note 8 – Change of Control:

On October 17, 2014 and amended on December 1, 2014, a Stock Purchase Agreement dated September 30, 2014 was closed under which Trevor Robertson sold 1,400,000 shares of the Company to Nick Canillas for $15,000. The Stock Purchase Agreement contained the customary warranties and terms. This purchase resulted in a change in control of the Company as the shares sold represented 52.6% of the outstanding shares of the Company.

Note 9 – Subsequent Events

On December 1, 2014, the Company filed Form 8-K/A in regards to the purchase sale agreement the Company has with Mr. Robertson and Mr. Canillas (see note 8). The Company amended the agreement to cancel the promissory note of $40,000 it had with Mr. Canillas. Mr. Canillas returned these funds to the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

As reported under Item 1.01 in a Current Report on Form 8-K dated October 27, 2014, the registrant entered into a promissory note, as amended, whereby it loaned $40,000 to Nick Canillas as part of the funding of a purchase by Mr. Canillas of 1,400,000 shares of registrant common stock from Trevor Robertson. On December 1, 2014, as part of the amendment of the terms of such stock purchase discussed below in Item 5.01, the registrant and Nick Canillas cancelled such promissory note and the $40,000 was returned to registrant.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of September 30, 2014. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Trevor Robertson	55	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2014 and 2013.

Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Trevor Robertson President Chief Executive Officer, and Chief Financial	2013	$76,500	(2)	$0	$0	$0	$0	$0	$76,500
Officer (1)	2014	115,000		0	0	0	0	0	115,000

(1)	Trevor Robertson was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 31, 2012.
(2)	$4,500 has been accrued and not paid.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently have an employment agreement with Mr. Robertson, pursuant to which Mr. Robertson is paid $10,000 per month plus medical insurance not to exceed $1000 a month for his services.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of September 30, 2014.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of December 30, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Directors and named executive officers

Trevor Robertson	0	0%
All directors and executive officers as a group (1 person)	0	0%

Beneficial owners of more than 5% of our common stock

Nicholas Canillas	1,400,000	51.66%

(1) Based on 2,710,000 shares issued and outstanding.

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

On October 17, 2014 and amended on December 1, 2014, a Stock Purchase Agreement dated September 30, 2014 was closed under which Trevor Robertson sold 1,400,000 shares of the Company to Nick Canillas for $15,000. The Stock Purchase Agreement contained the customary warranties and terms. This purchase resulted in a change in control of the Company as the shares sold represented 52.6% of the outstanding shares of the Company. On December 1, 2014, the Company filed Form 8-K/A in regards to the purchase sale agreement the Company has with Mr. Robertson and Mr. Canillas. The Company amended the agreement to cancel the promissory note of $40,000 it had with Mr. Canillas. Mr. Canillas returned these funds to the Company.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended September 30, 2014 and 2013, we were billed approximately $9,250 each year, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

None.

Tax Fees

For the Company’s fiscal years ended September 30, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2014 and 2013.

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

LICONT, CORP.

Dated: January 5, 2015	By:	/s/ Trevor Robertson
Trevor Robertson Duly Authorized Officer, President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Trevor Robertson	President, Chief Executive Officer,	January 5, 2015
Trevor Robertson	Chief Financial Officer, and Director(Principal Executive Officer and Principal Financial and Accounting Officer)

