Form 10-Q
period 2014-12-31
LICONT, CORP.
filed 2015-02-10
CIK 1531618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

LICONT, CORP.

(Exact name of registrant as specified in its charter)

Nevada

 (State or other jurisdiction of incorporation or organization)

72-1621890

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

As of December 31, 2014, there were approximately 2,710,000 shares of the registrant’s common stock outstanding.

LICONT CORP.

 FORM 10-Q

 December 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LICONT, CORP.

(A Development Stage Enterprise)

Table of Contents

Unaudited

Balance Sheets:

December 31, 2014 and September 30, 2014	F-1

Statements of Operations:

For the three months ended December 31, 2014 and 2013 and for the period from Inception May 2, 2011 to December 31, 2014	F-2

Statements of Cash Flows:

For the three months ended June 30, 2014 and 2013 and for the period from Inception May 2, 2011 to December 31, 2014	F-3

Notes to Financial Statements:

December 31, 2014	F-4

LICONT, CORP.

(A Development Stage Enterprise)

Balance Sheets

	Unaudited	Audited
	December 31,	September 30,
	2014	2014

ASSETS
Current assets:
Cash	$235	$42,887

Total current assets	235	42,887

Total assets	$235	$42,887

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$78,454	$23,933
Notes payable	153,200	143,000

Total current liabilities	231,654	166,933

Total liabilities	231,654	166,933

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 authorized, 2,710,000 shares issued and outstanding	2,710	2,710
Capital in excess of par value	511,390	511,390
Deficit accumulated during the development stage	(745,519)	(638,146)
Total stockholders' equity	(231,419)	(124,046)
Total liabilities and stockholders' deficit	$235	$42,887

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Operations

Unaudited

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2014	2013

Revenue	$-	$-

Operating expenses
Wages and taxes	(1,911)	13,633
Consulting	83,000	26,950
Insurance	2,892	-
Professional fees	5,227	11,750
Rent	2,850	1,918
Advertising	-	8,984
Other miscellaneous expenses	1,844	6,705

Total operating expenses	93,902	69,940
(Loss) from operations	(93,902)	(69,940)

Interest Expense	(13,471)	(2,000)
	(107,373)	(71,940)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(107,373)	$(71,940)

Basic earnings/(loss) per common share	$(0.04)	$(0.03)

Weighted average number of shares outstanding	2,710,000	2,650,000

The accompanying notes are an integral part of these statements.

LICONT, CORP.

(A Development Stage Enterprise)

Statements of Cash Flows

Unaudited

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(107,373)	$(71,940)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Interest expense	3,271
Amortization of note discount	10,200
Change in current assets and liabilities:
Accounts payable and accrued expenses	51,250	2,000
Net cash flows from operating activities	(42,652)	(69,940)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock		75,000
Related party transaction		(4,966)
Net cash flows from financing activities	-	70,034
Net cash flows	(42,652)	94

Cash and equivalents, beginning of period	42,887	2,162
Cash and equivalents, end of period	$235	$2,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Foregiveness of debt	$-	$-

The accompanying notes are an integral part of these statements.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Licont Corp. is currently developing a multidisciplinary preferred provider network in an attempt to offer contracting auto insurance carriers significant savings in the medical treatment and management of accident patients. Licont Corp. intent is to be a personal injury preferred provider network and is looking to be the first managed medical solution provider specifically tailored to personal injury medical risk management.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2014, as reported in our annual report on Form 10-K, have been omitted.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has adopted the new provision of FASB ASC 915-275 and is not reporting inception to date activities as previously required.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ending December 31, 2014 and 2013 and the year ending September 30, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents for the period and year ending December 31, 2014 and September 30, 2014.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and September 30, 2014. The Company did not engage in any transaction involving derivative instruments.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses will be reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Recently Issued Accounting Pronouncements:

For the period ending December 31, 2014 and year ending September 30, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2014, the Company had an accumulated deficit of $745,519. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Note 3 – Notes Payable:

On September 20, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on April 20, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of December 31, 2014 and September 30, 2014 was $9,604 and $8,582, respectively.

On December 13, 2012, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $50,000 with a stated rate of 8% and due on June 13, 2013. This note has matured and continues to earn interest at 8%. Amalfi Coast Capital has determined that the stock may go up more than the conversion rate of $3.75 and is satisfied with earning interest until a conversion price is at an acceptable level. The balance of the accrued interest as of December 31, 2014, 2014 was $8,606 and $7,584 on September 30, 2014.

On February 28, 2014, The Company entered into a Convertible Promissory Note with Amalfi Coast Capital, Inc. The Company has received $60,000 with a stated rate of 8% and due on February 28, 2015. This note has conversion feature that allows the lender to convert this note at a rate of $3.75 per share. The Company has recorded a beneficial conversion feature of $40,800. During the period ending December 31, 2014, the Company has amortized $34,000 of note discount and has accrued $4,494 in interest as of December 31, 2014 and $3,267 at September 31, 2014.

The balance of these notes, net of discount was $153,200 at December 31, 2014 and $143,000 at September 30, 2014.

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

As of December 31, 2014 and September 30, 2014, The Company had 2,710,000 share of common stock issued and outstanding.

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Note 5 – Consulting Agreement, Related Party:

The Company had an informal agreement with its officer to pay them a monthly consulting fee of $10,000. The agreement started on January 1, 2013 at $8,500 per month and modified April 1, 2014 to $10,000 per month.

On October 10, 2014, the Company entered into a formal agreement with its officer to pay them a monthly consulting fee of $10,000 and a monthly healthcare allowance of $1,000. The agreement can be terminated without cause by either party. The balance of this agreement was $2,000 at December 31, 2014.

The Company has rewarded its officer with a bonus of $25,000 for the periods ending December 31, 2013 and December 31, 2014. The balance of this accrued bonus was $50,000 at December 31, 2014.

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

LICONT, CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

As of September 30, 2014 and 2013, the Company had approximately $592,846 and $332,225, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037. Due to a change in control (see note 8) the Company may lose its associated tax attributes.

Note 7 – Leases, Related Party:

The company currently leases on a month to month basis space from a related party. The monthly lease amount is $500 per month through June 30, 2014. The lease was modified to $750 per month starting July 1, 2014. The balance of this accrued rent was $0 as of December 31, 2014 and September 30, 2014.

The Company paid $2,250 for the three months ended December 31, 2014 and $1,500 for the three months ended December 31, 2013.

Note 8 – Change of Control:

On October 17, 2014 and amended on December 1, 2014, a Stock Purchase Agreement dated September 30, 2014 was closed under which Trevor Robertson sold 1,400,000 shares of the Company to Nick Canillas for $15,000. The Stock Purchase Agreement contained the customary warranties and terms. This purchase resulted in a change in control of the Company as the shares sold represented 52.6% of the outstanding shares of the Company. The original contract, as amended, contained a promissory note for $40,000. This note was cancelled and the funds were returned to the Company.

Note 9 – Subsequent Events

On October 10, 2014, The Company entered into a payment agreement with its officer that in the case of termination the officer would be paid a daily fee of $750 per day up to a maximum of $10,000 per month. Additionally, if the Company was to terminate the officer, the officer would be entitled to a severance allowance of $50,000.

On January 12, 2015, Trevor Robertson resigned from all officer positions. Effective January 12, 2015, Bonnie Watson was appointed the sole officer of the Company. Those positions include, but not limited to, chief executive officer and chief financial officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We were incorporated under the laws of Nevada on May 2, 2011. From inception until the closing of the Stock Purchase Agreement on August 31, 2012, we sought to develop mobile applications for handheld mobile devices. Prior to August 31, 2012, we had not generated any revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the change of control, we ceased our prior operations and are now engaging in the administration of a PI-PPO network.

August 31, 2012 Change of Control

On August 31, 2012, the Company underwent a change of control, whereby Trevor Robertson acquired 1,500,000 shares outstanding capital stock of the Company in exchange for $150,000. In connection with such change of control, our prior sole officer and director Andro Gvichiya resigned and Mr. Robertson was appointed as sole officer and director.

October 17, 2014 Change of Control

On October 17, 2014, the Company underwent another change of control, whereby Mr. Robertson sold 1,400,000 shares of Company common stock to Nicholas Canillas.

On January 12, 2015, Mr. Robertson resigned as the Company’s sole officer and director, and Bonnie Watson was appointed sole officer and director.

Plan of Operation

As of December 31, 2014, our plan is to build a regional multi-disciplinary provider network that can contract with personal injury insurance carriers on a local level throughout the United States. We intend to initially offer our network savings on a contracted cost basis with additional opportunities geared towards claims management and review. The initial provider network lease agreement requires minimal infrastructure. Accordingly, we will create an online interactive database of preferred personal injury providers. All claims and processing flow through the insurance carriers’ existing channels with savings coming from contracted provider agreements.

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

As of December 31, 2014, Licont is continuing to develop its managed medical solution on both the provider and carrier fronts with growth and development ahead of expectations. Licont’s product has been well received by all parties to date. Our product caters to the $40 billion a year liability claims arena with $20 billion dollar in direct medical payments alone. Moving forward we will require significant additional funding that if raised will allow us to reach our goal of being in revenue by June 2015.

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

Results of Operation

For the three months ended December 31, 2014 and December 31, 2013

Revenue : Revenues for the three months ended December 31, 2014 and 2013 were $0, reflecting no change as the Company is not generating revenue at this time.

Total Operating Expenses : Total operating expenses for the three months ended December 31, 2014 were $107,373, compared with $71,940 in 2013, reflecting an increase of $35,433. The increase from 2013 to 2014 was primarily attributable to an increase in general and administrative expenses.

Loss from Operations : Loss from operations for the quarter ended December 31, 2014 were $93,902 compared with $69,940 in 2013, reflecting an increase $23,962. The increase from 2013 to 2014 was primarily attributable to an increase in general and administrative expenses.

Net loss : Net loss for the quarter ended December 31, 2014 were $107,373 compared with $71,940 in 2013, reflecting an increase $35,343. The net loss is the same as the total operating expenses as the Company has no revenue.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations and a working capital deficiency. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

See Note 1 to the Notes to the Company’s financial statements.

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

4

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

5

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Exhibit Title

31.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

LICONT CORP.

Date: February 10, 2015	By:	/s/ Bonnie Watson
Bonnie Watson
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

6